Form 10-K
period 2015-12-31
Dimension Therapeutics, Inc.
filed 2016-03-24
CIK 1592288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-37601

DIMENSION THERAPEUTICS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	46-3942159
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
840 Memorial Drive Cambridge, MA	02139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 401-0011

Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $0.001 Per Share; Common stock traded on the NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not listed on any exchange or over-the-counter market. The registrant’s common stock began trading on The NASDAQ Global Select Market on October 22, 2015. As of December 31, 2015, the aggregate market value of shares of common stock held by non-affiliates of the registrant was $128,982,773  based on the number of shares held by non-affiliates as of December 31, 2015 and based on the last reported sale price of the registrant’s common stock on December 31, 2015.

The number of shares of Registrant’s Common Stock outstanding as of March, 17, 2016 was 25,020,727.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2016 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2015, are incorporated by reference into Part II, Item 5 and Part III of this Form 10-K.

i

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements relating to historical matters should be considered forward-looking statements. When used in this report, the words “believe,” “expect,” “plan,” “anticipate,” “estimate,” “predict,” “may,” “could,” “should,” “intend,” “will,” “target,” “goal” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Our actual results could differ materially from those discussed in the forward-looking statements as a result of a number of important factors, including the factors discussed in this annual report on Form 10-K, including those discussed in Item 1A of this report under the heading “Risk Factors,” and the risks discussed in our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We explicitly disclaim any obligation to update these forward-looking statements to reflect events or circumstances that arise after the date hereof.

PART I

Item 1. Business.

BUSINESS

We are a leading gene therapy company focused on discovering and developing new therapeutic products for people living with rare diseases associated with the liver and caused by genetic mutations. The liver is a vital organ that plays an important role in human metabolism and key physiologic functions, and is the target organ for our initial programs: hemophilia B, hemophilia A, ornithine transcarbamylase, or OTC, deficiency, and glycogen storage disease type Ia, or GSDIa. We continue to advance our lead product candidate, DTX101, and, in January 2016, initiated dosing in our Pase I/II open-label clinical trial of DTX101 in adults with moderate/severe to severe hemophilia B. Other recent milestones for DTX101 include:

•

February 2016, received notification on our Clinical Trial Application, or CTA, from the Medicines and Healthcare Products Regulatory Agency, or MHRA, in the United Kingdom authorizing us to proceed with our Phase I/II open-label clinical trial.

•

January 2016, received a positive opinion from the European Commission, acting on the positive recommendation from the EMA designating DTX101 as an orphan medicinal product for the treatment of hemophilia B.

DTX301, our product candidate for the treatment of OTC deficiency, was granted Orphan Drug Designation in the United States and Europe in January and March 2016, respectively, and we are completing IND-enabling activities for DTX301 and DTX401, the latter for GSDIa. We retain the global rights to all of our liver-directed programs, with the exception of our hemophilia A program, which is partnered with Bayer HealthCare LLC, or Bayer.

Over 400 described rare monogenic disorders are associated with the liver, many of which have severe or even fatal consequences for patients, and collectively represent a significant unmet medical need. Our product candidates are focused on a subset of these monogenic diseases that we believe are particularly well-suited to our gene therapy platform and are designed to achieve sustained efficacy with low toxicity. We have developed a robust scientific platform that brings together deep expertise in rare genetic diseases, liver biology, adeno-associated virus, or AAV, gene therapy and vector manufacturing. We believe that by leveraging the expertise created by our platform we will be able to accelerate the research and development of our pipeline of programs while continuing to discover and develop the next generation of products in this field.

Our gene therapy product candidates and programs are designed to provide a functional copy of an abnormal or missing gene using the most advanced AAV-based vector delivery technology, which has been optimized to potentially offer durable clinical benefit to patients while minimizing risk. We have selected our gene therapy vectors to take advantage of the unique anatomic properties of the liver to maximize clinical benefit with simple peripheral intravenous infusion. AAV vectors have been studied in over 120 clinical trials that suggest an initial favorable safety profile with early signals of efficacy. We have made and continue to make significant investments in order to develop manufacturing processes designed to reliably produce higher purity AAV vectors at commercial scale with a greater percentage of AAV capsids containing a therapeutic vector genome than other manufacturing approaches. We believe that our manufacturing processes, methods and expertise will ultimately give us the most comprehensive manufacturing platform developed to date for AAV-based gene therapy product candidates.

In selecting our portfolio, we start with a deep understanding of disease biology. We partner with key disease experts who have developed robust models of the relevant diseases we believe will allow us to more reliably predict the right dosing for the right patient populations. Each of our programs has a clear biomarker associated with disease progression that allows for straightforward, early and ongoing assessment of potential durable clinical benefit throughout the development process. To execute on this opportunity, we have assembled a team of seasoned biopharmaceutical executives, scientific advisory council members and key partners with broad and deep expertise in all areas of global drug discovery, development, manufacturing and commercialization. Our goal is to become a fully integrated biotechnology company that is a leader in gene therapy for all populations and ages that suffer from rare, inherited metabolic diseases associated with the liver.

Our pipeline of programs is described below.

•

DTX101 is our lead gene therapy product candidate designed to deliver Factor IX, or FIX, gene expression in patients with hemophilia B. Hemophilia B is a rare genetic bleeding disorder resulting from a deficiency in FIX. The current standard of care for patients with hemophilia B involves chronic replacement of FIX protein through intravenous infusion, which is invasive, inconvenient and not curative. In 2013, the World Federation of Hemophilia estimated that there were approximately 28,000 hemophilia B patients worldwide, including approximately 4,000 patients in the United States. Our product candidate DTX101 is an AAVrh10 capsid containing a codon-optimized FIX gene expressing wild-type FIX protein. AAVrh10 is a member of the Clade E family of capsids, which has demonstrated enhanced affinity for the liver. In contrast to other approaches, such as those that use the Padua FIX gene, we believe that delivery of a codon-optimized wild-type FIX gene is the most appropriate method to achieve FIX gene correction while minimizing the risk of excessive blood clotting, or hypercoagulation, and unwanted immune response, or immunogenicity. In academic studies, a different codon-optimized wild-type FIX gene administered to humans with severe hemophilia B has shown preliminary signs of efficacy and an initial favorable safety profile for several years. In our preclinical studies, a single DTX101 intravenous injection led to dose-dependent expression of FIX continuing for at least 32 weeks in a validated mouse model of hemophilia B. In August 2015, we submitted an IND for DTX101 with FDA, in September 2015, we received notification allowing us to proceed with our Phase I/II open-label clinical trial of DTX101, and in January 2016 we initiated the clinical trial. We expect to disclose data from our Phase I/II open-label clinical trial in the second half of 2016. In

February 2016, we received notification on our Clinical Trial Application, or CTA, from the MHRA in the United Kingdom allowing us to proceed with our Phase I/II clinical trial of DTX101 for the treatment of hemophilia B. DTX101 was granted Orphan Drug Designation in the United States and Europe in August 2015, Fast Track Designation in September 2015, and we received a positive opinion from the European Commission, acting on the positive recommendation from the EMA designating DTX101 as an orphan medicinal product for the treatment of hemophilia B. To evaluate the therapeutic response of DTX101, we are assessing clotting factor levels and annual bleeding rates, which are two well-established measures of hemophilia B disease status. Based on our preclinical studies completed to date, we believe DTX101 has the potential to be a well-tolerated, effective therapy for hemophilia B.

•

DTX201 is our Factor VIII, or FVIII, gene therapy program for the treatment of hemophilia A that we are developing in collaboration with Bayer, a global leader in the development and commercialization of innovative therapeutics for treating patients with hemophilia. Under the agreement, we are responsible for the development of DTX201 through a proof-of-concept clinical trial, with full reimbursement from Bayer for all project costs in accordance with the mutually agreed upon research budget. Bayer is responsible for managing and funding any subsequent clinical trials and commercialization. We also received an upfront payment of $20.0 million and are eligible for potential development and commercialization milestone payments of up to $232.0 million, as well as royalties on product sales. The relationship with Bayer brings us non-dilutive financial benefits and allows us to leverage Bayer’s significant experience in the hemophilia market. Hemophilia A is the most common form of hemophilia with approximately 140,000 patients worldwide. The only therapies currently available for hemophilia A are intravenously administered FVIII protein or its derivatives. We selected a candidate in 2015 and have initiated IND-enabling activities for DTX201 in 2016. To evaluate the therapeutic response of DTX201, we plan to assess clotting factor levels and annual bleeding rates, which are two well-established measures of hemophilia A disease status.

•

DTX301 is our gene therapy product candidate designed for the treatment of patients with OTC deficiency. OTC deficiency is the most common urea cycle disorder and leads to increased levels of ammonia, which can result in irreversible neurocognitive damage and potentially death if treatment is not initiated early during a metabolic crisis. We estimate that there are approximately 10,000 patients worldwide with OTC deficiency, of which we estimate approximately 80% are classified as late-onset, our target population. Approved therapies, which must be taken multiple times a day for the patient’s entire life, do not eliminate the risk of future metabolic crises. In our preclinical studies in a well-described mouse model of OTC deficiency, DTX301 resulted in stable expression and activity of OTC and normalization of levels of urinary orotic acid, a marker of ammonia production. We are completing IND-enabling studies of DTX301 and plan to file an IND and initiate dosing in the second half of 2016. DTX301 was also granted Orphan Drug Designation in the United States and Europe in January and March 2016, respectively. To evaluate therapeutic response of DTX301, we plan to measure ammonia levels, which is a well-established measure of OTC deficiency disease status.

•

DTX401 is our gene therapy program for the treatment of patients with GSDIa, a disease that arises from a defect in glucose-6-phosphatase, or G6Pase, an essential enzyme in glycogen and glucose metabolism. We estimate there are approximately 6,000 GSDIa patients worldwide. There are currently no drug therapies approved for GSDIa, and as a result, patients and their caregivers must manage the disease by maintaining a strict diet and regular delivery of carbohydrates, which may require a feeding tube. Any disruption in carbohydrate delivery may lead to low blood sugar levels, which can cause coma or death. In preclinical studies in well-described mouse and dog models of GSDIa conducted by our collaborators, delivery of the G6Pase gene with an AAV vector restored normal glucose metabolism, reduced glycogen stores, prevented hepatic adenoma formation and increased survival. We selected a candidate in 2015 and are initiating IND-enabling activities to support an IND filing for DTX401 by the end of 2016. To evaluate the therapeutic response to DTX401, we plan to measure glucose, which is a well-established measure of GSDIa disease status.

•

Beyond our current pipeline of programs, we plan to disclose three new rare disease programs in 2016. In addition, we intend to focus our research and development on future product candidates that treat well-understood rare monogenic diseases associated with the liver that we believe are well-suited to our gene therapy platform and can leverage learnings from our current programs. We select our programs based on demonstrated preclinical proof of concept in well-described or validated animal models. We seek to address clear unmet medical need in readily identifiable patient populations for which there are no therapies or where current standards of care only manage symptoms.

Our Team

To execute on this opportunity, we have assembled a team of seasoned biopharmaceutical executives, scientific advisory council members and key partners with broad and deep expertise in all aspects of gene therapy, global drug discovery, development, manufacturing and commercialization. Our chief executive officer, Annalisa Jenkins, M.B.B.S., M.R.C.P., is a biopharmaceutical leader with 18 years of experience at Merck Serono and Bristol-Myers Squibb in developing and commercializing novel and innovative products. Our other management team members have successful track records in developing, manufacturing and commercializing drugs across a wide range of therapeutic areas, including rare genetic diseases, through previous experiences at Genzyme, Sanofi, Shire, Novartis, Cubist and Nationwide Children’s Hospital. Our AAV technology is the product of over 25 years of research conducted at University of Pennsylvania School of Medicine by James M. Wilson, M.D., Ph.D., the chair of our scientific advisory council, and his colleagues. We believe our team’s combined expertise in gene therapy, global rare disease clinical development and market access provides an advantage over our competitors in developing and commercializing liver-directed gene therapies for patients suffering from severe rare diseases.

Our Mission

We are dedicated to bringing hope to patients and their families living with rare genetic diseases associated with the liver, including hemophilia, OTC deficiency and GSDIa, through our commitment to scientific innovation. We plan to focus on advancing the science of gene therapy in an innovative, energetic and ethical manner, by building our corporate culture and strengthening our team and community.

Our Culture

At Dimension, we focus on developing and delivering novel gene therapy treatments that improve health and quality of life for patients with hemophilia and rare diseases associated with the liver. Our team is aligned by core values that guide everything that we do:

•	Commitment to our patients, science and the team;
•	Collaboration across the organization and externally, ensuring that every voice matters; and
•	Community focus on our internal community and giving back to the broader community.

We seek to foster a collaborative environment of diverse, ethical, committed, and highly accomplished people. Together, we live the Dimension values as we continue advancing novel treatments for patients.

Strategy

Our goal is to utilize our gene therapy platform to transform the lives of patients suffering from severe and chronic genetic disorders associated with the liver by developing, manufacturing and commercializing gene therapies that have the potential to offer a durable and meaningful therapeutic benefit. We select and design our gene therapy programs to accelerate the generation of human proof of concept. Our strategy leverages well-described animal models, relevant biomarkers and relatively small clinical trials appropriate for therapies targeting monogenic diseases associated with the liver. To achieve our goal, we are pursuing the following key strategies:

•

Advance our lead product candidate DTX101 through clinical development.   In January 2016, we initiated a Phase I/II open-label clinical trial of DTX101 in adults with moderate/severe to severe hemophilia B. If the Phase I/II trial is successful, we intend to initiate a Phase III trial to support the filing of a biologics license application, or BLA, with FDA, and subsequently, a marketing authorization application, or MAA, with the European Medicines Agency, or the EMA.

•

Complete IND-enabling activities to advance DTX301 and DTX401 into clinical development.   We expect to complete IND-enabling studies, submit an IND and initiate dosing for DTX301 by the second half of 2016, and advance IND-enabling activities to support an IND filing for DTX401 by the end of 2016. DTX301 is our gene therapy product candidate designed to address OTC deficiency, and DTX401 is our gene therapy program that targets GSDIa.

•

Continue to deepen our pipeline through our leading gene therapy platform for product candidates targeting liver-associated rare genetic diseases.   We will continue to leverage our expertise and focus on delivering hepatocyte-directed gene therapy to create a reproducible and scalable platform for producing a pipeline of product candidates that address a broad range of liver-associated rare diseases. We have identified an initial portfolio of opportunities beyond our current programs, and given our targeted approach, focused execution and team of leading experts in liver-associated rare diseases and gene therapy, our goal is to be the leader in the development and commercialization of gene therapy product candidates for rare diseases associated with the liver. We plan to disclose three new rare disease programs in 2016.

•

Maximize the value of our DTX201 collaboration with Bayer.   Together with Bayer, we are advancing the DTX201 program. We selected a candidate in 2015 and are initiating IND-enabling activities in 2016. We believe Bayer’s global clinical and commercial leadership in the area of hemophilia therapeutics makes it an ideal partner for DTX201. In addition to allowing us to leverage Bayer’s significant experience in the hemophilia A market, Bayer is responsible for full reimbursement of all project costs in accordance with the mutually agreed upon research budget for our proof-of-concept clinical trial of DTX201 and for managing and funding any subsequent clinical trials and commercialization. Bayer has also paid us an upfront payment and will pay potential development and commercialization milestone payments, as well as royalties on product sales.

•

Continue to invest in and develop state-of-the-art manufacturing processes to ensure the highest product quality.   We view the quality, reliability and scalability of our gene therapy manufacturing approach as a competitive advantage crucial to our long-term success, and we will continue to focus on maintaining a leadership position in this area. In November of 2015, we invested in a state-of-the art facility in Woburn, MA to enable the expansion of our internal manufacturing process discovery and development allowing us to optimize vector manufacturing processes for our product candidates and ensure robust technology transfer to our contract manufacturing organization, or CMO, partners. We expect to take occupancy in Woburn, MA in April 2016 and to be operational mid-2016. We also intend to continue to partner with CMOs who share our commitment to high product quality.

•

Continue to drive innovative vector research to advance our portfolio and future gene therapies for rare diseases.   We are dedicated to continued internal and collaborative innovation in the areas of vector engineering. We plan to focus on developing next-generation products with greater specificity of gene delivery to hepatocytes, enhanced gene transfer and gene expression in hepatocytes and higher resistance to the limitations of neutralizing antibodies. We expect these efforts to generate proprietary intellectual property for the Company. We believe that these innovations could further improve gene therapy products under development and enable gene therapy to address previously untreatable diseases.

•

Maximize the value of our pipeline through the evaluation of strategic collaborations. We will continue to evaluate potential collaborations and partnerships that could maximize the value for our programs and pipeline by allowing us to leverage the resources and expertise of strategic collaborators or partners.

•

Build a premier global ecosystem of patient-focused gene therapy expertise to support our continued leadership as an innovator in the gene therapy field.   We will continue to build a professional ecosystem of employees, advisors and collaborators with industry-leading experience in the discovery, development, manufacturing and commercialization of gene therapies for severe genetic diseases. We believe this collective expertise will be a key aspect of our continued success and will support our continued leadership as an innovator in the gene therapy field.

Our Focus — The Liver as a Central Organ for Rare Diseases

The liver is a vital organ and plays an important role in human metabolism and other key physiologic functions. Hepatocytes, the most common type of liver cell, synthesize and metabolize a large number of proteins, including intracellular and secreted proteins responsible for a diverse range of critical functions in the body. These functions include carbohydrate use and storage, lipid metabolism and the control of bleeding, or hemostasis. In addition, the liver plays an important role in detoxifying naturally occurring metabolites such as ammonia and bilirubin. Numerous inherited metabolic disorders have their origin in the liver, and disruption of key metabolic pathways modulated by the liver can lead to the accumulation of toxic products and subsequent liver damage or to the inappropriate or insufficient production of key proteins for proper metabolic function, both of which can have a range of deleterious systemic effects. There are over 400 described rare monogenic disorders associated with the liver.

The liver also possesses unique anatomic properties that we believe make it a preferred target for AAV-based gene therapy. The cells lining the blood vessels that supply blood to the liver have a unique characteristic in that they contain small pores known as fenestrae, as shown in the figure below. Fenestrae facilitate the rapid exchange of molecules between the blood vessels and hepatocytes and enable an open communication between the hepatocytes and the vasculature. However, they can also act as a sieve and mechanically restrict or prevent the transport of larger molecules to the liver. AAV-mediated gene transfer takes advantage of this unique feature of the liver and has an ideal size to penetrate the fenestrae to access hepatocytes, which are the target cells for our gene therapy programs and product candidates.

The ideal goal of treatment for liver-associated monogenic diseases, including inherited metabolic disorders, is to revert a harmful or disease-causing genetic trait to its normal state. Substantial progress has been made over the past six decades, beginning with the first report of dietary control of phenylketonuria in the early 1950s. Examples of treatments for monogenic diseases include dietary prescriptions, pharmacologic interventions to allow alternative pathway excretion of toxic metabolites, oral replacement of enzymatic cofactors and use of chelation to enhance excretion. Monogenic disorders caused by enzyme deficiency or dysfunction can be treated with enzyme replacement therapy, or ERT, if the enzyme can effectively reach its intended organ or cell of interest. However, many of these approaches are inadequate for liver-associated diseases due to the liver’s unique anatomic properties.

In a fully developed liver, under normal conditions, less than approximately 1% to 2% of hepatocytes are turning over at any given time while the rest remain in a quiet or resting state. In addition, turnover of mature hepatocytes occurs relatively slowly with the average life span of non-resting hepatocytes ranging from 200 to 300 days. Given the relative lack of hepatocyte turnover, we believe a gene therapy administered to these cells will experience minimal dilution effects due to new hepatocyte generation. In the Nathwani study, published in the New England Journal of Medicine, hemophilia B patients are experiencing durable FIX expression and clinical benefit beyond 4.5 years.

Our product candidates are focused on well-understood monogenic diseases associated with the liver that we believe are particularly well-suited to our gene therapy platform and are designed to achieve sustained efficacy with low toxicity. We target diseases with readily identifiable patient populations that allow us to pursue orphan drug designation for our product candidates, which we have obtained for DTX101 for the treatment of hemophilia B. Our initial focus is on diseases where restoration to 5% to 10% of normal activity should offer meaningful clinical benefit. In addition, the nature of these diseases permits us to leverage well-described, and often clinically validated, biomarkers and highly predictive preclinical models to shorten time to clinical proof of concept.

A biomarker is a characteristic that is objectively measured and evaluated as an indicator of normal biologic processes, pathogenic processes or pharmacologic responses to a therapeutic intervention. Because gene therapy aims to revert an abnormal genetic trait to the normal state, we can use well-understood biomarkers of each disorder we target to inform dose selection, evaluate each of our product candidate’s therapeutic efficacy, and serve as a surrogate for an early signal of clinical efficacy.

We believe our focus on the unique properties of the liver provides efficiencies as we select and pursue additional diseases associated with the liver. In addition, we will apply learnings from our near-term programs to future opportunities, which we believe will allow for rapid understanding and efficient drug development. We believe this will enable us to not only apply our gene therapy technology across multiple severe, genetic diseases today, but across many inherited metabolic diseases associated the liver we have not yet selected.

Gene Therapy

Genes are composed of sequences of deoxyribonucleic acid, or DNA, which code for proteins that perform a broad range of physiologic functions within all living organisms. Genes are passed on from generation to generation and genetic changes, also known as mutations, can occur. These changes can result in the lack of production of proteins or production of altered proteins with reduced or abnormal function, which can in turn result in disease.

Gene therapy is a therapeutic approach in which an isolated gene sequence or segment of DNA is administered to a patient, most commonly for the purpose of treating a genetic disease that is caused by mutations. Currently available therapies for genetic diseases focus on administration of large proteins or enzymes and typically address only the symptoms of the disease. Gene therapy aims to address the disease-causing effects of absent or dysfunctional genes by delivering functional copies of the gene to the patient’s cells, offering the potential for durable therapeutic benefit.

For the development of our gene therapy treatments, we are using a modified non-pathogenic virus. All of the viral genes are removed from the virus and replaced with a functional form of the applicable mutant gene that is the cause of the patient’s genetic disease. The functional form of a mutant gene is called a therapeutic gene, or transgene. Once a virus is modified by replacement of the viral genes with a transgene, it is called a viral vector. The viral vector delivers the transgene to the target organ, in our case the liver. We have based our viral vectors on a type of virus called AAV, where the resulting vector is called an AAV vector.

Over the past two decades, gene therapy has evolved from a research-focused tool into a therapeutic modality that we believe is poised to provide broad clinical benefit. A growing body of clinical data supports the development of efficacious and well-tolerated gene therapies for a variety of diseases. In addition, there have been advancements in vector design and manufacturing processes, and regulatory guidelines have been established for the development of a gene therapy product. These key developments support the potential for gene therapy to emerge as an important new therapeutic modality for patients with significant unmet medical needs.

Gene therapy has historically faced a number of significant challenges, mostly related to three key factors that drive the viability of a potential gene therapy product: efficacy, durability and safety. The efficacy of a gene therapy product is measured by its ability to introduce a gene of interest into target cells at a frequency sufficient to achieve expression of the desired protein at a level that results in a clinically meaningful therapeutic benefit. The durability of a gene therapy product is measured by the period of time over which the therapy is effective. Safety is evaluated based on the nature and severity of any side effects, complications, conditions or diseases that may result from introducing the gene therapy products. Prior gene therapy efforts have struggled to achieve sufficient durability and efficacy while maintaining adequate safety. In addition to these factors, another key challenge faced by the gene therapy industry is a relative lack of manufacturing infrastructure and expertise that would enable the production of these therapies in a reliable and reproducible manner and at a commercially viable scale.

We believe that our approach to gene therapy meaningfully addresses each of these key issues. AAV vectors, the viral vectors we have chosen as the foundation of our platform, offer improved efficacy, durability and tolerability over other vectors used historically, which in some cases raised serious safety concerns. We have designed our transgenes to achieve targeted expression levels in our organ of choice, the liver, in an effort to improve safety and efficacy. Additionally, we have developed proprietary mammalian cell-based vector manufacturing processes and techniques that produce an end product that is purer and more concentrated than comparable vectors for preclinical and clinical use. Further, we are investing heavily in developing internal process development capabilities and expertise to ensure that our programs and product candidates, if approved, will be able to be produced reliably and reproducibly at commercial scale.

Our Gene Therapy Technology and Industrialized Manufacturing Approach

Gene Therapy Technology

We engineer our AAV vectors to target hepatocytes and to produce the required therapeutic protein within the liver. To achieve this goal, our gene therapy approach consists of two key components:

•

The hepatocyte-optimized therapeutic gene, which consists of the therapeutic gene or transgene, an on switch specific to hepatocytes called a promoter sequence, related gene regulatory elements, as well as a very small amount of AAV sequences required for manufacturing of the vector, also called replication and packaging signals; and

•	The AAV vector protein shell, or capsid, in which the therapeutic gene is packaged, as shown below, directs delivery of the gene therapy product to hepatocytes.

Liver-Optimized Therapeutic Vector Genome

We design our gene therapy vectors to deliver into hepatocytes a transgene that encodes the expression of the missing or dysfunctional protein. The transgene is part of a vector genome, which contains the therapeutic gene copy and DNA promoter sequences that trigger the expression of the transgene in specific tissues. As part of our candidate selection process, we typically evaluate a variety of liver specific promoters in order to select those that drive robust liver-specific gene expression.

AAV-Based Vector Delivery System

Over the past two decades researchers have learned that the success of gene therapy is highly dependent on the vector selected. We believe that AAV vectors are particularly well-suited for treating genetic diseases associated with the liver and have advantages over other viral vectors, such as adenovirus, herpes virus and lentivirus. These advantages include tolerability, durable expression, targeting of the liver, simplicity, stability and carrying capacity, as described below:

•

Tolerability — We believe AAV vectors have the best tolerability profile for use in human gene therapy. In contrast, clinical trials using other vectors, such as lentivirus, adenovirus and herpes virus, have reported serious adverse events. The tolerability advantages of AAV vectors include the following:

•	AAV elicits a low inflammatory response, reducing the risk of adverse inflammatory reactions. In contrast, trials with adenoviral vectors have reported severe inflammatory reactions.
•

AAV vectors, while they provide durable expression, very rarely alter the patient’s existing DNA. Trials using early versions of retroviral vectors, which insert genes directly into, and thereby alter, the patients’ own DNA, resulted in several well-publicized adverse events, including reported cases of leukemia.

•	AAV has not been reported to be linked to human disease, unlike most other viruses used as gene delivery vectors, including adenovirus, herpes virus and lentivirus.
•	AAV vectors have been used in more than 120 completed and ongoing clinical trials since the mid-1990s, with no serious adverse events traced to the use of AAV as the gene delivery vector.
•

Durable expression — Unlike vectors based on other viruses, our AAV vectors are capable of inserting the functional gene into the patient’s cells as an extra-chromosomal episome, which is a stable, circular form of DNA in the nucleus of cells. Inserting the functional gene as an episome may support long-term production of the protein, potentially leading to durable therapeutic effect, without altering the patient’s existing DNA.

•

Targeting to the liver — Certain AAV strains, or capsid serotypes, have been identified and characterized as having properties that enhance gene transfer to the liver, including superior gene transfer to hepatocytes with reduced prevalence of harmful or neutralizing antibodies that can prevent gene transfer. AAV vectors derived from a subset of related capsid serotypes referred to as Clade E have shown to lead to expression that is 16 to 110 times greater in the liver than with other AAV vectors. Two of the most commonly used capsid serotypes within Clade E are AAV8 and AAVrh10, which are over 90% identical in their DNA sequences. While the majority of the human population does not have pre-existing immune system reactivity to Clade E AAV serotypes, approximately 25% of the population will have neutralizing antibodies, so-called because these antibodies have the potential to reduce or prevent successful cell targeting. As a result, patients who have neutralizing antibodies will be deemed ineligible for treatment. We will continue to optimize our gene therapy vectors to further increase the levels of liver-specific gene transfer and minimize the effects of neutralizing antibodies.

Research conducted by others has demonstrated that Clade E vectors AAV9 and AAV8 have higher liver transduction versus AAV5 and AAV6, which are not members of the Clade E family. The figure below shows the expression of luciferase, a light-generating enzyme, in certain organs after mouse tail vein injections of various AAV vectors developed by others containing the luciferase gene.

We have also demonstrated similar results in mice with DTX101 using the AAVrh10 capsid serotype carrying a codon-optimized wild-type FIX gene. The figure below highlights the number of genome copies transduced in various mouse organs following injection with AAVrh10.

•	Simplicity — AAV is a small, relatively simple non-enveloped virus with only two native genes. This makes the virus relatively straightforward to work with from a vector engineering standpoint.
•

Stability — AAV is highly stable over a wide range of pH and temperature. This stability facilitates purification and final formulation. We believe AAV stability could also enable development of a freeze-dried formulation, should this become necessary for larger markets where shipping and distribution of the current frozen formulation would be challenging.

•

Carrying capacity — AAV capsids have the capacity to carry therapeutic gene sequences up to 5,200 base pairs in length into a patient’s cell, which is sufficient to accommodate more than 90% of human genes.

The diseases we have chosen to target with our initial product candidates and expanding pipeline represent just the beginning of what we believe will be successful application of our platform technology. Based on our analysis of opportunities for AAV gene therapy in the liver, we believe there are multiple indications for which the technical challenges are greater but for which the unmet need is greater as well. For example, these include diseases for which transduction efficiencies or expression levels may need to be higher than those we are targeting in our initial indications or further reductions in non-liver gene transfer might be needed. We intend to invest in and optimize our technology in order to address diseases that fall outside our initial target list.

Our Industrialized Manufacturing Approach

We have made and continue to make significant investments in order to develop manufacturing processes designed to allow us to reliably produce high quality AAV vectors at commercial scale if one or more of our product candidates is approved. We believe that our manufacturing processes, methods and expertise will give us the most comprehensive manufacturing platform developed to date for production of AAV product candidates at commercial scale, including:

•

A recognized team of gene therapy experts who combined bring more than 50 years of mammalian cell process discovery and development expertise, including in our chosen manufacturing platform, and who have participated in the filing of more than 10 gene therapy-related INDs with FDA;

•	Proprietary mammalian cell-based AAV vector manufacturing processes and highly selective and robust purification techniques that can reproducibly produce a highly purified product candidate.
•

These processes have been adapted and customized for multiple AAV capsid serotypes and result in production of higher purity AAV vectors with a greater percent of full versus empty capsids than other manufacturing approaches; and

•	More than 30 assays to accurately and precisely characterize our process and the AAV vectors we produce.

Our Process

We have made significant investments, including expansion of our internal research and process development capabilities in Woburn, MA, in developing our proprietary process for manufacturing our AAV product candidates so that in each process step we can seek to maximize scalability, reliability and quality. We refer to the cell-based AAV vector assembly as the “upstream” portion of the manufacturing process. Once the AAV vector is assembled, it is subjected to purification steps, which we refer to as the “downstream” portion of the process. The following figure illustrates the steps in our process:

We use mammalian cells in our manufacturing approach for our AAV-based product candidates. In nature, AAV has evolved to grow and function most effectively in mammalian cells, and we believe using this setting in our manufacturing processes contributes to optimal capsid assembly, activity and genome packaging.

Our AAV manufacturing is currently performed in two mammalian cell types, human embryonic kidney 293 cells, or HEK293 cells, and HeLa cells. Each of these manufacturing systems has specific advantages and is well-established for the manufacture of gene therapy vectors on small scales. Adherent HEK293 cells are straightforward to grow and transfect readily, and as a result, are used widely in the biotechnology industry to produce therapeutic proteins and viral vectors for gene therapy on a small scale. Vectors produced using HEK293 cells have been, or are being, used safely in multiple clinical trials, including trials conducted in the United States and the European Union by other biopharmaceutical companies and academic and government institutions. A key advantage of the HEK293 cell manufacturing system is flexibility and the relative speed with which AAV vectors can be manufactured for early Phase I/II clinical trials, allowing the establishment of early indications of therapeutic benefit in patients. Because of these reasons and the strong safety record of the HEK293 cell platform, we chose the HEK293 gene therapy manufacturing platform for the Phase I/II clinical trials of our initial internal clinical programs, DTX101, DTX301, and DTX401.

We have successfully transferred our entire HEK293 DTX101 and DTX301 manufacturing processes to a CMO, where they are currently being used to manufacture clinical materials pursuant to FDA’s current good manufacturing practices, or cGMP, requirements. Since the beginning of 2015, our CMO has successfully completed eight cGMP drug substance batches and two drug product batches of DTX101. We are similarly undertaking process development with a CMO on DTX401 to supply material for our IND-enabling studies and subsequently for Phase I/II clinical trials.

Despite several beneficial characteristics, the HEK293 process has limitations with respect to manufacturing at the scale required for Phase III clinical trials and commercial sale. These scaling limitations relate to the adherent nature of HEK293 cells, thus we are also developing a suspension HEK293 platform that we believe is designed to offer greater flexibility and scalability for phase I/II. In addition, there is a requirement to introduce multiple plasmid DNA components into HEK293 cells for each manufacturing run, additional steps that bring added risk and possible process variability that can be avoided with other production systems.

Given the limitations regarding the HEK293 adherent and suspension platform, we have elected to develop an additional upstream manufacturing platform with benefits related to scalability, quality and reliability. We believe the HeLa producer cell system we are developing is unique among AAV vector manufacturing platforms in that it uses a clonal cell platform. This HeLa clonal producer cell system is analogous to many standard and widely used recombinant protein and antibody manufacturing techniques in that a product-specific master cell bank is generated. By using a single cloned cell as the basis for a manufacturing process, we can select a clone with ideal attributes for production, including high vector yield and quality. In addition, the system does not require animal-derived products, which can be a limiting factor in process quality. Importantly, the same downstream purification steps that we have developed and optimized for the HEK293 cell platform can be used for our HeLa platform with minimal modification. This further enhances the scalability of the HeLa platform given the downstream processes employed in HeLa-based AAV vector manufacturing involve operations that are consistent with well-understood and widely used manufacturing processes used to make biologic and antibody drug therapies.

In the downstream portion of the process, the AAV vector is subjected to rigorous purification steps for enrichment of the desired AAV vector and removal of contaminants. Key contaminants include DNA, proteins and incorrectly assembled AAV capsids that lack the proper capsid proteins or the AAV vector genome. AAV capsids that contain a therapeutic vector genome are referred to as full capsids and represent the active component of the overall AAV vector preparation. AAV capsids that lack a genome are referred to as empty capsids and are not therapeutically active.

A significant challenge in the manufacturing of AAV vectors is the inability to reliably produce high levels of full AAV vectors, which include all capsid proteins in the right configuration and a functional copy of the desired gene to be delivered. We believe it is critical to manufacture AAV vectors for clinical use that are as free from empty capsids as possible to reduce potential inflammatory and immune responses in patients and to minimize dose-limiting side effects, like elevated liver enzymes. Historically, AAV vector preparations, including some used in clinical trials, contain as little as and sometimes less than 10% full capsids. As compared to other manufacturing platforms, our HeLa clonal cell system and downstream purification processes are designed to enable us to routinely produce higher purity AAV vector products enriched for a substantially greater proportion of full versus empty capsids at clinical and commercial scales.

Our Plans for Clinical and Commercial Scale-Up

In order to scale up our processes for Phase III clinical and commercial scale manufacturing, we intend to transition from the HEK293 cell manufacturing scale used for our DTX101, DTX301 and DTX401 Phase I/II programs to a high volume HeLa cell-based suspension bioreactor format. We plan to continue to build our internal capabilities to control process development, at least through the 250 liter bioreactor scale, leveraging our deep manufacturing expertise to address the complexities of process scale-up and ensure robust process development in viral manufacturing. This approach will also offer meaningful opportunities to generate unique know-how and enable generation of new intellectual property. We plan to partner with CMOs for clinical and commercial scale production, which typically occurs at 1,000 to 2,000 liter scale. We believe that by focusing on internal process development through the 250-liter scale, we can optimize the robustness of future process transfers to these organizations while maximally controlling our intellectual property.

In connection with our transition from the HEK293 cell upstream platform to the HeLa cell upstream platform for the DTX101, DTX301, DTX401, and potentially other programs, we expect that FDA and the EMA will require us to assess the comparability of products produced in HEK293 cells against those produced in HeLa cells. Taking into account standard regulatory guidance on product comparability, we intend to assess comparability through validated analytical processes, in safety and efficacy animal studies, or, if necessary, by dosing a small number of patients at similar doses. We do not believe additional clinical testing, if we determine it is necessary, would significantly change our product development timelines.

We believe that the numerous benefits of our mammalian cell-based production technology, together with our team’s core competency and expertise in vector manufacturing, provide us with a significant competitive differentiation relative to our potential competitors and serve as a key aspect of our overall gene therapy portfolio.

Our Product Pipeline

DTX101

DTX101 consists of an AAV vector that uses the AAVrh10 capsid serotype and a codon-optimized FIX gene, which has been designed to preferentially transduce liver cells and express human FIX at therapeutic levels for the treatment of adults with moderate/severe to severe hemophilia B. In August 2015, we submitted an IND for DTX101 with FDA and in September 2015, we received notification allowing us to proceed with our Phase I/II open-label clinical trial, which we initiated in January 2016. We expect to disclose data from our Phase I/II open-label clinical trial in the second half of 2016. In February 2016, we received notification on our Clinical Trial Application, or CTA, from the MHRA in the United Kingdom allowing us to proceed with our Phase I/II open-label clinical trial of DTX101 for the treatment of hemophilia B. DTX101 was granted Orphan Drug Designation in the United States in August 2015, Fast Track Designation in September 2015, and we received a positive opinion from the European Commission, acting on the positive recommendation from the EMA, designating DTX101 as an orphan medicinal product for the treatment of hemophilia B. We also intend to submit a clinical trial authorization, or CTA, with the EMA.

Hemophilia B Overview

Hemophilia B is a rare, genetic bleeding disorder with X-linked inheritance mostly affecting male adults and children that results from a deficiency of FIX protein. In 2013, the World Federation of Hemophilia estimated there were approximately 28,000 hemophilia B patients worldwide, including approximately 4,000 in the United States.

Approximately half of hemophilia B cases are classified as severe based on levels of FIX activity that are less than 1% of normal. Disease severity is determined by circulating levels of FIX, with mild hemophilia B classified as a level of FIX in the blood greater than or equal to 5% of normal but less than 50% of normal. Patients with mild hemophilia B typically experience bleeding only after serious injury, trauma or surgery. Moderate disease is classified as FIX levels in the blood that are equal to or greater than 1% of normal but less than 5% of normal. These patients may have bleeds following trauma, or may have spontaneous bleeding episodes, but these will occur less frequently than in those with severe hemophilia B. Severe hemophilia B is classified as a level of FIX in the blood of less than 1% of normal. Patients with severe disease experience frequent spontaneous bleeding episodes, often into their joints and muscles, which can lead to edema, inflammation and debilitating pain.

The current standard of care for patients with hemophilia B involves chronic replacement of FIX protein through intravenous infusions. Exogenous FIX protein is administered both as prophylaxis as well as during acute bleeding episodes. While this factor was originally derived from plasma collected from healthy donors, FIX is routinely produced by recombinant methods. Before appropriate processing and testing of plasma was in place, many hemophilia patients developed HIV, hepatitis B or hepatitis C infections. While plasma-derived products have been free of the viruses that cause these infections for many years, there remain concerns for a potential risk of transmission of blood borne diseases. A number of virus-free FIX products made by recombinant methods have been approved by regulatory agencies and in the United States only approximately 20% of FIX comes from plasma, while in some other countries 100% is derived from plasma. The worldwide market for hemophilia B products is approximately $1.2 billion and sales of the leading product in this class, BeneFix from Pfizer, were $856 million in 2014. While considered effective, FIX protein replacement therapies are invasive, inconvenient, and not curative. In addition, annual cost per patient is between $100,000 and $300,000.

Until recently, hemophilia B therapy required intravenous infusions of FIX protein every two to three days. In March 2014, newer recombinant FIX products such as ALPROLIX from Biogen were approved that extend the treatment interval to seven to ten days. While this represents an improvement in convenience, it does not remedy key drawbacks of replacement therapy resulting from peak and trough levels of circulating FIX. We believe that treatment of hemophilia B with gene therapy addresses these issues. In particular, given its potential to provide constant levels of FIX, we believe a FIX gene therapy product will decrease the incidence of spontaneous bleeds, joint bleeds and the long-term damage resulting from them and therefore increase quality of life.

Our Solution — DTX101

DTX101 is a gene therapy product candidate designed to treat patients with hemophilia B in a durable fashion, possibly on the basis of a single infusion. We believe our research and development approach to DTX101 for hemophilia B is differentiated from other programs based on the combination of our choice of AAV capsid serotype, selected transgene and robust manufacturing process.

DTX101 utilizes the AAV capsid serotype AAVrh10 to deliver codon-optimized wild-type FIX preferentially to the liver. DTX101 contains a gene that has been optimized for expression of wild-type FIX protein and incorporates the gene into a conventional single-stranded vector genome architecture that includes a liver-specific promoter. In August 2015, we submitted an IND for DTX101 with FDA, in September 2015 we received notification allowing us to proceed with our Phase I/II open-label clinical trial of DTX101, which we initiated in January 2016. We expect to disclose data from our Phase I/II open-label clinical trial in the second half of 2016. In February 2016, we also received notification on our Clinical Trial Application, or CTA, from the United Kingdom authorizing us to proceed with our Phase I/II open-label clinical trial of DTX101 for the treatment of hemophilia B.

Selection of Transgene

An advantage of a gene therapy for extracellular factors such as FIX is that the overall level of the protein in circulation is more important than the amount of protein synthesized by individual cells. Therefore, we believe it is possible to develop effective therapies based on several different properties of gene therapy vectors and vector genomes, including: engineering vectors to achieve highly efficient transduction of host cells; adding alternate cell-type-specific promoters in the vectors to increase the expression of the gene in the host cells; and engineering vector genomes, in this case the codon optimization of the FIX gene, to enhance expression of the therapeutic protein once it is produced by the host cells.

Previous AAV-directed gene therapy efforts have resulted in poor or inconsistent levels of gene transduction and low levels of FIX expression. Consequently, some have decided to use a mutant version of FIX protein called the Padua variant that has six- to eight-fold higher activity than normal FIX. This is a way to compensate for low liver transduction efficiency and a lower percentage of full capsids. However, the higher activity of the Padua FIX variant potentially puts patients at risk for hyper-coagulation, or blood clot development that may increase regulatory questions during clinical development. DTX101 incorporates a gene that expresses the normal sequence of FIX versus a mutant or foreign FIX and is designed to avoid exposing patients to the potential risks associated with long-term exposure to an altered gene product, including immune responses. For these reasons, we believe our optimized and highly purified DTX101 product can provide better clinical benefit at lower capsid dosing with fewer adverse events, including elevated liver enzyme levels associated with exposure to the Padua variant of FIX and/or high loads of empty capsids that have been seen with earlier generation AAV-FIX proof-of-concept products.

Clinical Trials

In January 2016, we initiated a Phase I/II open-label clinical trial of DTX101 in adult males with moderate/severe to severe hemophilia B (baseline FIX activity ≤2% of normal or documented history of FIX activity ≤2%). One goal of the study is to identify the dose needed to achieve durable factor levels that will have a clinically significant effect on the number of bleeding episodes. We are using a Bayesian statistical design that will offer the opportunity for dose escalation based upon the sequential accumulation of data. As the trial proceeds, preliminary cohort data of 3 patients will allow us to further explore and potentially confirm efficacy in a larger number of patients in a subsequent trial.

In our Phase I/II study, up to 12 subjects in cohorts of 3 subjects each will be enrolled to receive a single intravenous infusion of DTX101 at doses ranging from 1.6 x 10 12 genome copies per kilogram to 1.0 x 10 13 genome copies per kilogram. The primary goals of the trial are to evaluate the safety, dose and efficacy of DTX101 based on FIX blood levels, FIX activity and the change in annual bleed rate, which currently average a minimum of fifteen bleeding episodes per year for patients with severe hemophilia B and three or more bleeding episodes per year on prophylaxis. Efficacy is being assessed based on the number of bleeding episodes and dosing requirements for FIX protein replacement therapy. Our goal is to achieve FIX blood levels stabilized to ≥10% of normal within 6 weeks after IV administration, as we believe that targeting this range offers a meaningful clinical benefit to patients. Pharmacodynamics is being assessed based on FIX activity. Patients are being followed for a period of one year and then offered enrollment into a long-term, 5-year extension study for safety follow-up.

In a previous clinical trial described by Nathwani and colleagues in the New England Journal of Medicine in 2014, ten patients with severe hemophilia B in a Phase I dose escalation trial were treated with a codon-optimized wild-type FIX gene delivered using an AAV8 viral capsid at doses ranging from 2×10 11 to 2×10 12 genome copies per kilogram. The trial demonstrated a dose dependent elevation in FIX circulation to a level that was 1% to 6% of the normal level over a median period of 3.2 years, with one patient deriving clinical benefit beyond 4.5 years. In the year following the one-time dose of the AAV8 vector, on average these patients had a 92% decrease in the use of FIX protein therapy and a corresponding drop from an average of 15.5 bleeding episodes per year to 1.5 episodes. The majority of adverse events were mild in severity, with 86% unrelated to the drug, and no increase in the levels of neutralizing antibodies against FIX was observed in any of the ten study subjects. The most common adverse event was an asymptomatic elevation in liver enzymes, which occurred approximately 7 to 10 weeks after vector infusion. Each patient with elevated liver enzymes received a tapering dose of steroids that resulted in resolution of the elevated liver enzymes over a median period of 5 days. Given the results of this study, which used the Clade E AAV8 vector and a different codon-optimized wild-type FIX gene, we believe that DTX101 may also provide meaningful, durable clinical benefit.

The figures below highlight two of the ten subjects from this study, each of which are representative of subjects that do or do not experience increases in liver enzymes. Each figure shows the FIX protein activity, as a percent of normal levels, and the number of annual bleeding episodes over the years following vector infusion.

Preclinical Data

In our experiments in preclinical mouse models, shown in the figure below, we demonstrated FIX expression similar to the expression demonstrated by the Nathwani vector published in the New England Journal of Medicine when we delivered both a vector that used AAVrh10, which is the viral capsid used in DTX101, and a vector that used AAV8 and the transgene from the Nathwani trial. We synthesized the same wild-type FIX gene as that published in the Nathwani paper and delivered it to normal mice via tail vein injection. Both vector preparations were produced by the same method to ensure comparability. At the times indicated in the figure below, human FIX protein levels were measured in the blood. All doses of each vector were well tolerated. A single intravenous injection of AAV8 or AAVrh10 led to expression of FIX for at least 32 weeks.

Additional preclinical studies were carried out with the DTX101 product candidate in normal wild-type mice (10 mice per group) and in FIX knockout mice (6 mice per group). FIX knockout mice have a deletion of 164 amino acids in the FIX protein and exhibit less than 5% of normal FIX activity. The level of expression for intravenous administration of DTX101 was dose-dependent and we observed a minimal effective dose, or MED, between 1.6×10 10 and 5×10 10 gene copies per kg, which produces between 3% and 100% of FIX expression obtained in wild-type mice, respectively. Additionally, the FIX that is produced by DTX101 has functional activity as assessed in a blood coagulation assay. The figure below shows FIX expression on the left and activity on the right at the increasing doses evaluated two, four and six weeks after administration.

DTX201

DTX201 consists of an AAV vector that contains a gene that encodes B domain deleted human Factor VIII, or FVIII, which is the commonly used recombinant FVIII protein used in protein replacement therapy. DTX201 has been designed to preferentially express FVIII at therapeutic levels for the treatment of patients with hemophilia A.

We are developing DTX201 in collaboration with Bayer, selected a candidate in 2015, and have initiated IND-enabling activities in 2016. As with DTX101, we expect to evaluate DTX201 in a Phase I/II trial in which we administer DTX201 to hemophilia A patients rather than in healthy volunteers, with the intent of assessing not only safety and dosing levels but also evaluating early signals of efficacy as well.

Hemophilia A Overview

Hemophilia A is a rare, genetic bleeding disorder and like hemophilia B, occurs in male adults and children due to its X-linked inheritance. Signs and symptoms of disease result from a deficiency of the blood coagulation protein FVIII and like hemophilia B, patients fall in to three levels of clinical severity: mild, moderate and severe. In addition to the risk for excessive bleeding during injury or trauma, hemophilia A patients also suffer from spontaneous bleeding into the large joints and soft tissue and are at risk of intracranial hemorrhage. Even a modest 1% absolute increase in FVIII protein levels with FVIII replacement therapy can markedly reduce spontaneous bleeds.

Hemophilia A is the most common form of hemophilia and in 2013, the World Federation of Hemophilia estimated that there were approximately 140,000 patients worldwide with hemophilia A, including approximately 13,000 patients in the United States.

Hemophilia A is currently treated by intravenous replacement of FVIII protein. Similar to FIX for treatment of patients with hemophilia B, FVIII has historically been isolated from human plasma and carried the same risk associated with the plasma-derived products. In the United States approximately 20% of FVIII comes from plasma, while in some other countries 100% is derived from plasma. The availability of gene therapy would avoid the potential risks associated with the use of plasma-derived factors.

FVIII has a half-life of approximately twelve hours, so it must be administered frequently until a bleeding episode subsides. In severe patients, the recommended dosing frequency for recombinant FVIII protein administered prophylactically is three times a week. The global market for FVIII therapy is approximately $5 billion and is dominated by FVIII products with relatively short half-lives. In addition, annual cost per patient is between $100,000 and $300,000.

In June 2014, a new recombinant FVIII product, ELOCTATE from Biogen, was approved that extends the treatment interval to five days. While this represents an improvement in convenience, it does not remedy key drawbacks of replacement therapy resulting from peak and trough levels of circulating FVIII. We believe that treatment of hemophilia A with gene therapy addresses these issues. In particular, given its potential to provide constant levels of FVIII, we believe a FVIII gene therapy product will decrease the incidence of spontaneous bleeds, joint bleeds and the long-term damage resulting from them, and therefore increase quality of life.

Our Solution — DTX201

DTX201 is a gene therapy program using an AAV vector designed to preferentially express human B domain deleted FVIII in the liver and we have entered into a global development and commercialization agreement with Bayer for this program. Bayer is a worldwide leader in the treatment of hemophilia and contributes valuable expertise in all aspects of the development of this product candidate. As part of our collaboration, we are responsible for the development of DTX201 through a proof-of-concept clinical trial, with full reimbursement of all project costs, including any third-party costs, in the performance of our obligations under the annual research plan and in accordance with the mutually agreed upon research budget. Bayer is responsible for managing and funding any subsequent clinical trials and commercialization. We also received an upfront payment of $20.0 million and are eligible for potential development and commercialization milestone payments of up to $232.0 million, as well as royalties on product sales.

The FVIII gene is larger than most other transgenes used in AAV gene therapy. As such, an important challenge for FVIII gene therapy development is the efficient packaging of the relevant gene into the AAV vector. We have undertaken extensive optimization of our vector and tested vectors in multiple animal species to select the transgene for DTX201, and have identified a product candidate with high specificity for transduction of the liver and high levels of FVIII expression. An additional challenge in conducting animal studies with human FVIII is that it is highly immunogenic in most animals, unlike human FIX. This finding is likely reflective of the fact that human recombinant FVIII in hemophilia A patients is immunogenic in approximately 25-30% of patients.

During the process of identifying and developing our DTX201 product candidate, we carried out several pilot studies in non-human primates with a research AAV FVIII vector prior to initiating more detailed and extensive studies with the final panel of potential DTX201 candidates. Based on published and unpublished studies, we expected delivery of an AAV vector encoding human FVIII into non-human primates would generate an immune response that would prevent direct measurements of the human FVIII protein in the blood. In order to assess human FVIII in the blood, we developed an assay to measure continued AAV FVIII gene expression in the liver at the transcriptional, or RNA, level to understand duration of gene and protein expression in the presence of antibodies.

In a non-human primate pilot study with these research AAV vectors, a single intravenous infusion with two different AAV capsids A or B led to expression of FVIII that continued for more than 50 weeks. FVIII antibodies developed in 3 out of the 4 animals. In the fourth animal, which was administered AAV capsid B, no FVIII antibodies were observed, allowing for a direct assessment of FVIII protein in its blood. AAV directed FVIII expression at the RNA level was demonstrated in each of the animals at similar levels regardless of whether FVIII antibodies were generated in the animals. The figure below shows FVIII activity as a percent of normal and antibody levels in the two out of the four animals that were administered AAV capsid B over a period of 60 weeks following dosing.

We also carried out animal studies with optimized vectors in FVIII knockout mice and demonstrated FVIII expression for more than 12 weeks after vector administration. AAV vectors were delivered via intravenous infusion at 10 10 gene copies per mouse (equivalent to 5X10 11 GC/kg). The ten FVIII knockout mice we assessed also showed FVIII expression and low-to-no anti-FVIII antibody development, as shown in the graphs below.

DTX301

DTX301 consists of a Clade E AAV8 capsid containing an OTC gene, which is designed to preferentially express human OTC in the liver for the treatment of symptomatic patients with late-onset OTC deficiency. We are completing IND-enabling studies of DTX301 and plan to file an IND and initiate dosing in the second half of 2016. DTX301 was also granted Orphan Drug Designation in the United States and Europe in January and March 2016, respectively. We also intend to submit a CTA with the EMA. As with DTX101, we expect to evaluate DTX301 in a Phase I/II trial in which we administer the investigational drug in OTC deficiency patients rather than in healthy volunteers, with the intent of assessing not only safety and dosing levels but also evaluating early efficacy as well.

OTC Deficiency Overview

OTC is part of the urea cycle, an enzymatic pathway in the liver that converts excess nitrogen, in the form of ammonia, to urea for excretion. OTC deficiency is the most common urea cycle disorder and leads to increased levels of ammonia and irreversible neurocognitive damage if treatment is not initiated early during a metabolic crisis. Long-term elevations in ammonia put patients at risk for additional morbidities including seizures, learning disabilities, and speech disorders. The prevalence of OTC deficiency is estimated to be approximately 3,400 patients in the United States and approximately 10,000 patients worldwide, of which we estimate approximately 80% are classified as late-onset, our target population.

The gene that codes for OTC is X-linked and therefore the majority of patients with severe deficiency are male. Infants with early-onset OTC deficiency initially appear normal but with onset of metabolic crisis rapidly develop cerebral edema and the related signs of lethargy, anorexia, hyperventilation or hypoventilation, hypothermia, seizures, neurologic posturing, coma and death. As a result of the high mortality rate of neonatal OTC deficiency, the majority of patients have late-onset disease, which presents in patients beyond 30 days after birth. In late-onset OTC deficiency, ammonia accumulation may be triggered by illness or stress at almost any time in life, resulting in multiple mild to severe elevations of ammonia concentration and long-term neurocognitive and executive function changes.

The current treatments for patients with OTC deficiency are nitrogen scavenging drugs and severe limitations in dietary protein. Drug therapy includes sodium phenylbutyrate (Buphenyl) and glycerol phenylbutyrate (Ravicti), both nitrogen scavengers that help eliminate excess nitrogen, in the form of ammonia, by facilitating its excretion. During a metabolic crisis, patients routinely receive carbohydrate and lipid rich nutrition, including overnight feeding through a nasogastric tube, to limit bodily protein breakdown and ammonia production. In acute cases, ammonia must be removed by dialysis or hemofiltration.

While liver transplant may be a solution for OTC deficiency and other urea cycle disorders, a transplant carries significant risk, such as those associated with surgery and the requirement for long-term immunosuppression. Between 2002 and 2012, there were 186 liver transplants reported in children with urea cycle disorders. While the overall survival of these children was high, younger children fared worse than older children due to the complex nature of the surgical procedure and challenges arising from long-term immunosuppressive agents to prevent graft rejection. Long-term complications of liver transplants related to the regime of immunosuppressive medications include increased rates of infections, malignancy, and kidney toxicity. This has led to revised guidance to delay transplants in cases where patients may be sufficiently managed with diet and drug therapy. In patients where liver transplant is indicated, patients often die while waiting for transplant.

Our Solution — DTX301

DTX301 is a gene therapy product candidate consisting of an AAV8 vector designed to preferentially express human OTC in the liver. We intend to develop DTX301 for the treatment of patients with moderate to severe OTC deficiency. In OTC deficiency, the enzyme deficiency and ammonia production occurs within liver hepatocytes. Significant reductions in overall ammonia levels can favorably impact disease symptoms, which can be achieved through the expression of as little as 3% of normal OTC activity.

The ability of DTX301 to direct durable expression of functional OTC was assessed in a mouse model of moderate OTC deficiency, the spf ash OTC mouse, that included three to five animals per group. In this study, DTX301 resulted in stable expression and activity of OTC and normalization of levels of urinary orotic acid, an easy-to-measure marker of ammonia production. These effects were also consistent for 40 weeks following treatment with a single intravenous infusion of DTX301 at 1×10 10 GC or higher. The figure below illustrates normalization of urinary orotic acid in the weeks after administration of DTX301.

In a different study with DTX301 and one other vector, in collaboration with Dr. Wilson and colleagues, we also demonstrated a positive impact on survival with these vectors delivered to the livers of neonate OTC knockout mice. The study, shown in the below figure, investigated the relationship between therapeutic response and survival by testing different numbers of treatments in a mouse model where no OTC is present, or a knockout model. In this model, newborn untreated mice die within 24 hours, which is analogous to the early onset, severe human form of OTC deficiency. A single administration of DTX301 increased survival for up to 42 days. A second group of mice received a second administration of another vector at four weeks, which resulted in 40% of the mice surviving for at least one year. Dr. Wilson and colleagues later re-administered DTX301 to a third group of mice, which resulted in more than 60% survival for approximately 18 months.

Today, repeat administration of identical AAV vectors is often not possible in humans because of the development of neutralizing antibodies, immune system elements that render the vectors less effective or ineffective. We expect to focus initially on late-onset patients who represent the majority of cases of OTC deficiency as well as older patients who had previously been diagnosed with early onset disease in the hope of achieving durable benefit from a single administration.

Given that the data demonstrate rescue of a severe OTC deficient phenotype in mice, we believe AAV8 OTC can offer meaningful long-term clinical benefit to patients with late-onset disease. In a subsequent research program, we plan to further explore the potential utility of AAV8 OTC gene therapy in neonates, including the opportunity for re-dosing.

We plan to collaborate with the Urea Cycle Disorders Consortium, or the Consortium, for our work on OTC deficiency. The Consortium is a group of clinicians, nurses, and researchers in the United States focused on improving the lives of patients with OTC deficiency and other urea cycle disorders. The Consortium has established centers of clinical and scientific excellence across the United States and Europe and has established one of the largest national registries for patients with urea cycle disorders, including patients with OTC deficiency. The head of the Consortium, Mark Batshaw, M.D., serves as a clinical advisor on and chairman of our clinical advisory board for urea cycle disorders and our Chief Medical Officer, Eric Crombez, M.D., was an original member of the Consortium. Other than our clinical advisor agreement with Dr. Batshaw, we have no written or oral agreements governing our DTX301 collaborations. Our collaboration with the Consortium is informal and neither we nor the Consortium have any contractual obligation to continue working together.

DTX401

DTX401 consists of an AAV vector designed to preferentially express human G6Pase in the liver for the treatment of severe or uncontrolled cases of GSDIa.

We selected a candidate in 2015 and are initiating IND-enabling activities to support an IND filing for DTX401 by the end of 2016. We intend to apply for Orphan Drug Designation and submit an IND with FDA and a CTA with the EMA. As with DTX101, we expect to evaluate DTX401 in a Phase I/II trial in which we administer DTX401 to GSD1a patients rather than in healthy volunteers, with the intent of assessing not only safety and dosing levels but also evaluating early signals of efficacy as well.

GSDIa Overview

GSDIa is an autosomal recessive inherited metabolic disorder in which a defect or deficiency in G6Pase prevents the formation and breakdown of glycogen, normally a key energy store required to maintain normal blood glucose levels. In GSDIa, the inability of patients to regulate glucose levels leads to hypoglycemia, or low glucose, and lactic acidemia, or high levels of lactic acid, during fasting. Patients are currently managed through a strict diet and frequent feedings that include overnight administration of uncooked cornstarch or a medical food called Glycosade, a slow release carbohydrate product. Delivery of both involves frequent oral administration or via a feeding or a nasogastric tube, the latter of which can also become disconnected or blocked during use. Any disruption in carbohydrate delivery may lead to low blood sugar levels, which can cause life-threatening results including coma and death. GSDIa patients also face chronic, long-term risks such as growth impairment, neuropathy, kidney stones and hepatocellular adenomas, growths that develop in 70% to 80% of patients over 25 years of age. Of those that develop hepatocellular adenomas, approximately 10% transform into life-threatening hepatocellular carcinoma. There are approximately 6,000 cases of GSDIa worldwide. Similar to OTC deficiency, a liver transplant is a potential solution for GSDIa, but bears significant short- and long-term risk, such as those associated with surgery and the requirement for long-term immunosuppression.

Our Solution — DTX401

DTX401 is an AAV gene therapy program that will use an AAV vector designed to preferentially express human G6Pase in the liver. We intend to initially focus our DTX401 clinical development program on adult or young adult patients with uncontrolled or poorly managed disease at risk for acute hypoglycemia. We expect to further our work in this area in collaboration with the Eunice Kennedy Shriver National Institute of Child Health and Human Development, or NICHD, an institute of the U.S. National Institutes of Health, through a cooperative research and development agreement, or CRADA, we have entered into and with David Weinstein, M.D., M.M.Sc., of the University of Florida in his role as a clinical advisor on and chairman of our clinical advisory board for GSD1a. In addition, we intend to work collaboratively with patient organizations, including The Children’s Fund for Glycogen Storage Disease Research. Other than our CRADA with the NICHD and our clinical advisor agreement with Dr. Weinstein, we have no written or oral agreements governing our DTX401 collaborations. We expect to evaluate the need for formal or informal arrangements on a case by case basis, but there is no legally binding continuing obligation to do any of the foregoing.

In a canine model of GSDIa that originated from a naturally occurring Maltese dog colony, neonatal administration of an AAV8 vector developed by others containing the G6Pase gene resulted in transient improvement in glucose and a reduction in blood levels of lactic acid as described by Dr. Weinstein and colleagues in 2010 in a peer reviewed article in the journal Human Gene Therapy. The effects of treatment seen in this study diminished by 4 weeks of age as the percent of cells expressing G6Pase decreased as new liver hepatocytes were created, because AAV vectors do not replicate in cells and the vector genomes are lost during rapid liver growth in the neonate period.

In order to understand the efficacy of AAV administration after the liver has already grown closer to its adult size, Dr. Weinstein and colleagues delivered the G6Pase gene a second time with a different viral capsid serotype. An AAV1 capsid serotype was used to avoid potential inhibition from neutralizing antibodies that may have been elicited from the first dose of AAV8 vector. Addition of the second vector resulted in higher levels of G6Pase activity and at 11 months, the dog that had been treated twice remained healthy and able to be maintained without any supplemental glucose or carbohydrates. In addition, at this time point absolute hepatic G6Pase activity, which is required to maintain blood glucose levels, was 6.3% of normal levels. These data suggest that approximately 6% of wild-type activity provides a critical threshold for glucose metabolism and liver histology in this animal model. The figure below shows G6Pase activity following administration of the AAV8 vector and following redosing with the AAV1 vector, compared against the G6Pase activity in an untreated normal wild-type dog, an untreated heterozygous dog and an untreated dog with GSD1a. In unpublished studies, Dr. Weinstein and colleagues dosed an additional six dogs under a variety of treatment paradigms with AAV8 and other vectors, all of which have experienced improved survival for at least three years after dosing, with the oldest still alive after approximately eight years. Without treatment, the dogs would have had an expected survival period of four weeks.

Development of hepatic adenomas, and subsequent hepatic carcinomas, is dependent on increased storage of glycogen in the livers of GSDIa patients, suggesting a durable benefit when these build ups can be reduced or eliminated. In this same study, gene therapy delivery of the G6Pase gene reduced glycogen stores in the liver of the GSDIa canine. Five months after delivery of the AAV8 vector, the glycogen peak was 56% less than that in the animal that did not receive gene therapy. Six months after being redosed with the AAV1 vector, levels of hepatic glycogen were further reduced to 26% of the levels in the untreated dog. The figure below shows the levels of glycogen stores in the heterozygous dog, the normal wild-type dog and the dog with untreated GSDIa, in contrast to those of the gene therapy-treated dog 20 weeks after administration of the AAV8 vector and six months after the redosing with the AAV1 vector.

Preclinical experiments performed by Janice Chou, Ph.D., and colleagues at the NICHD in a mouse model of GSDIa indicate that AAV encoded G6Pase, at levels of activity between 3% and 6%, can restore normal glucose metabolism under fasting conditions and prevent the formation of hepatic adenomas under fasting conditions. The fasting blood glucose profiles of AAV treated knockout mice with low (n=6), medium (n=9) or high (n=5) hepatic G6Pase activity paralleled those of wild-type control mice, although mice with low expression generally had lower blood glucose. In contrast, untreated knockout mice exhibited hypoglycemia within 60-75 minutes, an important hallmark of GSDIa in humans.

Thus, we believe that patients with GSDIa who are successfully treated with a G6Pase gene therapy can avoid both the acute and longer-term complications associated with abnormal glycogen metabolism.

Our Partners and Advisors

We have established relationships with key academic and commercial entities to provide us access to cutting edge technologies as well as streamline our product development. Our AAV technology is the product of over 25 years of research at University of Pennsylvania School of Medicine by Dr. Wilson and colleagues. Bayer, our partner in developing DTX201 for the treatment of patients with hemophilia A, has extensive experience in product development, clinical trial execution and marketing in this indication.

Our scientific and clinical advisors are key thought leaders in gene therapy, and rare and genetic diseases. In addition to Dr. Wilson, our scientific advisors include: Terence R. Flotte, M.D., of the University of Massachusetts Medical School; Emil D. Kakkis, M.D., Ph.D., CEO of Ultragenyx Pharmaceuticals; Ian Alexander, M.B.B.S., Ph.D., of the Sydney Children’s Hospitals Network; and Nicola Longo, M.D., Ph.D., of the University of Utah. Our clinical advisors are Mark L. Batshaw, M.D., of Children’s National Medical Center, a thought leader in the treatment of urea cycle disorders; and David A. Weinstein, M.D., M.M.Sc., of the University of Florida, a thought leader in the treatment of GSDIa.

Collaborations and License Agreements

Collaboration with Bayer

In June 2014, we entered into an agreement with Bayer to research, develop and commercialize AAV gene therapy products for treatment of hemophilia A. The research term of the agreement is 54 months. Under this agreement, Bayer has been granted an exclusive license to develop and commercialize one or more novel gene therapies for hemophilia A and a right of first notice for gene therapy treatments for hemophilia B. We are responsible for the development of DTX201 under the agreement through a proof-of-concept clinical trial, with full reimbursement from Bayer for all project costs in accordance with the mutually agreed upon research budget. Upon the successful demonstration of clinical proof of concept, the agreement requires that Bayer use commercially reasonable efforts to manage and fund any subsequent clinical trials and commercialization of gene therapy products for treatment of hemophilia A. Bayer will have worldwide rights to commercialize the potential future product.

In addition to an upfront cash payment of $20.0 million, we are eligible to receive development and commercialization milestone payments of up to $232.0 million. Bayer is obligated to make payments to us upon achievement of such milestones, in addition to tiered royalties based on product sales. Our agreement with Bayer expires on a licensed treatment-by-licensed treatment and country-by-country basis until the later of ten years from the date of first commercial sale or when patent claims have expired, lapsed, been abandoned, or been invalidated in such country. Either party may terminate the agreement for any material breach by the other party that the breaching party fails to cure. Bayer may terminate the agreement upon prior notice to us, either in its entirety or with respect to certain territories subject to the agreement. Bayer may also terminate the agreement upon notice of a product’s failure to meet certain criteria or after the successful completion of certain Phase I trials in the event Bayer makes a good faith determination that there is a material safety issue with respect to such product. Either party may terminate the agreement upon bankruptcy or insolvency of the other party, and we may terminate the agreement if Bayer institutes certain actions. Under certain termination circumstances, we would have worldwide rights to the terminated program(s). The agreement also contains customary confidentiality, indemnification, insurance and non-assignment provisions.

REGENX License Agreements

2013 License Agreement

In October 2013, we entered into an exclusive license agreement with REGENX for the development and commercialization of products to treat hemophilia B, hemophilia A and up to two additional indications using REGENX’s technology. The 2013 license agreement was subsequently amended in June 2014 and September 2014. For further information regarding our relationship with REGENX, please see “Certain Relationships and Related Party Transactions — License Agreements and Related Agreements with REGENX” located elsewhere in this Annual Report. We elected OTC deficiency and GSD1a as the additional licensed disease indications in September 2014 and January 2015, respectively. Under the 2013 license agreement, REGENX granted us an exclusive worldwide license under certain intellectual property, subject to certain retained rights, to make, have made, use, import, sell, and offer to sell licensed products for the treatment of hemophilia B, hemophilia A, OTC deficiency and GSD1a using in vivo gene therapy. The intellectual property does not include manufacturing technology beyond know-how related to a triple-transfection method for making AAV vectors, for which our rights extend only through Phase II clinical trials and which we do not intend to use thereafter, and manufacturing technology developed under our 2014 side letter with REGENX, described below under “Business — Collaborations and License Agreements — Sponsored Research Agreements with Penn — 2014 Side Letter with REGENX.” Our exclusive license is subject to a number of exclusions, including rights regarding the treatment of hemophilia B or hemophilia A using AAV8; and rights to conduct commercial reagent and services businesses, or to provide services to third parties. We do not have the right to control prosecution of the in-licensed patent applications, and our rights to enforce the in-licensed patents are subject to certain limitations.

Under the terms of the 2013 license agreement, as consideration for the license, REGENX received shares of our common stock, an annual maintenance fee per disease indication licensed, low to mid single-digit royalty percentages on net sales of licensed products, and milestone fees, if any, owed by REGENX to GlaxoSmithKline, or GSK, or sublicense fees owed by REGENX to the University of Pennsylvania or GSK as a result of our activities under the 2013 license agreement.

We are required to develop licensed products in accordance with certain performance milestones, which include the receipt of certain financing and development milestones. In the event that we fail to meet a particular development performance milestone, we may extend the deadline to achieve such milestone for additional time in exchange for separate payments to REGENX.

Our 2013 license agreement with REGENX will expire upon the expiration, lapse, abandonment, or invalidation of the last claim of the licensed intellectual property to expire, lapse, or become abandoned or unenforceable in all the countries of the world. Upon expiration, our know-how license will become non-exclusive, perpetual, irrevocable and royalty-free with respect to licensed know-how that REGENX owns in the field and will continue with respect to all of REGENX’s other know-how in the field under its GSK and/or the University of Pennsylvania licenses for so long as its rights from those licensors continue. Subject to certain obligations to Bayer, we may terminate the 2013 license agreement upon prior written notice to REGENX. REGENX may terminate the license agreement if we or our affiliates become insolvent, if we are greater than a specified number of days late in paying money due under the 2013 license agreement, or, effective immediately, if we or our affiliates commence certain actions relating to the licensed patents. Either party may terminate the 2013 license agreement for a material breach that is not cured within a specified number of days. If the 2013 license agreement is terminated with respect to an indication, we grant certain rights to REGENX, including transferring ownership of any applicable regulatory approvals and granting an exclusive license under certain of our intellectual property for use with respect to products covered by the intellectual property we had licensed from REGENX in that indication.

2015 Option and License Agreement

In March 2015, we entered into an option and license agreement with REGENX that grants us the option to exclusively license REGENX’s technology for the development and commercialization of products for additional disease indications. Under this agreement, REGENX granted us distinct options to obtain, with respect to up to four disease indications, an exclusive worldwide license under the licensed intellectual property, each to make, have made, use, import, sell, and offer for sale licensed products with respect to such disease indication. Any exclusive licenses under this 2015 option and license agreement are subject to a number of exclusions, including manufacturing technology; rights regarding the treatment of hemophilia B or hemophilia A using AAV8; the treatment of certain other conditions using AAV9; and rights to conduct commercial reagent and services businesses, or to provide services to third parties. Moreover, our exercise of any option is subject to availability, and it is possible that rights for indications for which we may be interested have been or will already be licensed, in whole or in part, to a third party before we elect to exercise our rights. We do not have the right to control prosecution of the in-licensed patent applications, and our rights to enforce the in-licensed patents are subject to certain limitations. We exercised options to exclusively license our first additional disease indication in May 2015, our second additional disease indication in August 2015, and our third additional disease indication in December 2015.

Upon our exercise of any or all of the commercial options, as consideration for each such option exercise, we are obligated to pay REGENX an upfront fee, an annual maintenance fee per option exercised, certain milestone fees per disease indication, mid to high single-digit royalty percentages on net sales of licensed products, and mid-single to low double-digit percentages of any sublicense fees we receive from sublicensees for the licensed intellectual property rights.

We are obligated to use diligent efforts to meet certain development and regulatory milestones for each optioned disease indication, which may be extended for additional time upon the payment of an additional sum.

The 2015 option and license agreement with REGENX will expire upon the expiration of the royalty obligations with respect to all licensed products for all licensed indications under all licenses granted under all exercised commercial options. Any options not exercised will automatically terminate in 2019 (which may extended for additional time for a fee). We may terminate the 2015 option and license agreement upon prior written notice. REGENX may terminate the 2015 option and license agreement if we or our controlling affiliates become insolvent, if we are greater than a specified number of days late in paying money due under the 2015 option and license agreement, or, effective immediately, if we or our affiliates commence certain actions relating to the licensed patents. Either party may terminate the 2015 option and license agreement for a material breach that is not cured within a specified number of days.

Sponsored Research Agreements with the University of Pennsylvania

2015 Agreement

In January 2015, we entered into an agreement with the University of Pennsylvania to sponsor certain research of Dr. Wilson at University of Pennsylvania School of Medicine related to liver gene therapy and hemophilia. The agreement was subsequently amended in August 2015. In consideration for funding such research, the University of Pennsylvania granted us an option to obtain a worldwide, non-exclusive or exclusive, royalty-bearing license, with the right to sublicense, under certain patent rights conceived, created or reduced to practice in the conduct of the research. We are required to reimburse the University of Pennsylvania for filing, prosecuting and maintaining such patent rights unless and until we decline to exercise our option. Dr. Wilson is required to provide us with task-based, scientific reports of progress and results of the research, and the University of Pennsylvania granted us a royalty-free, nontransferable, non-exclusive right to copy and distribute any research reports furnished to us for any reasonable purpose, provided the results are not made publicly available until certain conditions are met, and the right to use, disclose and otherwise exploit the research results for any reasonable purpose, subject to similar restrictions on our public disclosure of the research results. Otherwise, the sponsored research agreement contains customary confidentiality provisions.

Our sponsored research agreement with the University of Pennsylvania will expire on December 31, 2016 unless earlier terminated or we mutually agree to extend or renew the agreement. Either party may terminate the agreement if Dr. Wilson becomes unavailable and an acceptable substitute is not found within a certain period of time, or if we fail to mutually agree on an acceptable work plan and budget for the sponsored research. We may also terminate the sponsored research agreement upon written notice to the University of Pennsylvania, as long as we have met all of our payment and performance obligations to date. Either party may terminate this agreement for a material breach that is not cured within a specified number of days.

2014 Side Letter with REGENX

Prior to the sponsored research agreement described above, we had sponsored research with the University of Pennsylvania pursuant to a side letter with REGENX referencing REGENX’s sponsored research agreement with the University of Pennsylvania dated November 1, 2013. In accordance with the side letter and the sponsored research agreement, we submitted research plans to the University of Pennsylvania and made associated payments and cost reimbursements related to such research. The side letter provided that patent rights and know-how developed by University of Pennsylvania School of Medicine under the research plans, to which REGENX received rights under its license from the University of Pennsylvania, were included in the intellectual property REGENX licensed to us in our 2013 license agreement for our licensed disease indications. Our 2014 side letter with REGENX expired on December 31, 2014.

Intellectual Property

The proprietary nature of, and protection for, our gene therapy technology, our product candidates, and our production methods are an important part of our strategy to develop and commercialize novel medicines. We have in-licensed patents relating to certain of our product candidates, and will rely on trade secret protection to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

We have in-licensed patents and patent applications owned by the University of Pennsylvania relating to various adeno-associated viruses and vectors utilizing the capsids of those viruses. These patents and patent applications are licensed or sublicensed to REGENX and sublicensed by REGENX to us. As described above under “Collaborations and License Agreements — REGENX License Agreements,” our sublicense is exclusive, but limited to particular fields, such as hemophilia B, hemophilia A, OTC deficiency, and GSDIa and is subject to certain retained rights. We do not control the prosecution of our in-licensed patents and patent applications, and our rights to enforce the patents are limited in certain ways. For additional detail regarding the risks associated with our license agreements see “Risk Factors — Risks Related to Intellectual Property.”

As of December 31, 2015, our in-licensed patent rights relating to our product candidates included the following:

DTX101 :    Our product candidate DTX101 utilizes an AAVrh10 capsid and a codon-optimized FIX gene. We have in-licensed one pending U.S. patent application currently directed to recombinant AAV having an AAVrh10 capsid. Related patents have granted in Australia and Europe and related patent applications are pending in other countries. These patents and patent applications, if granted, will expire in 2022.

DTX201 :    Our product candidate DTX201 utilizes one of the AAV capsids that are claimed in the patents and applications we have in-licensed and contain a B domain deleted Factor VIII gene. These patents and patent applications, if granted, will expire between 2022 and 2024.

DTX301 :    We expect that our product candidate DTX301 utilizes an AAV8 and a codon-optimized version of the OTC gene. Accordingly, depending on which capsid we utilize in DTX301, relevant in-licensed patents and patent applications, if granted, may expire in 2022.

Our in-license also includes a patent application filed this year under the Patent Cooperation Treaty, directed to the codon-optimized version of the OTC gene that we plan to use in DTX301. If counterparts of this patent application in the U.S. or elsewhere are pursued, and to the extent any such applications ultimately issue as patents, they will expire in 2035.

DTX401 :    We expect that our product candidate DTX401 will utilize one of the AAV capsids that are claimed in the patents and applications we have in-licensed and contain a version of the G6Pase gene. Accordingly, depending on which capsid we utilize in DTX401, relevant in-licensed patents and patent applications, if granted, may expire between 2022 and 2024.

The term of any given patent depends upon the legal term of patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing the application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier-filed co-owned patent. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of FDA regulatory review period. However, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. In certain foreign jurisdictions similar extensions as compensation for regulatory delays are also available. The actual protection afforded by a patent varies on a claim by claim and country by country basis for each applicable product and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

We rely, in some circumstances, on trade secrets and unpatented know-how that is either owned by or licensed to us to protect our technology. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors and contractors.

Government Regulation

Government authorities in the United States at the federal, state and local level and in other countries regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug and biological products, such as our product candidates. Generally, before a new drug or biologic can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority.

U.S. drug development

In the United States, FDA regulates biologics under the Federal Food, Drug, and Cosmetic Act, or FDCA, the Public Health Service Act, or PHSA, and their implementing regulations. Biologics also are subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or post-market, may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, request for product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Our product candidates must be approved by FDA through a BLA process before they may be legally marketed in the United States. The process generally involves the following:

•	Completion of extensive non-clinical studies in accordance with applicable regulations, including GLP studies;
•	Submission to FDA of an IND, which must become effective before human clinical trials may begin;
•	Approval by an independent institutional review board, or IRB, or ethics committee at each clinical trial site before each trial may be initiated;

•

Performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practices, or GCPs, and other clinical-trial related regulations to establish the safety and efficacy of the investigational drug for each proposed indication;

•	Submission to FDA of a BLA;
•	A determination by FDA within 60 days of its receipt of a BLA to accept the filing for review;
•

Satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the biologic will be produced to assess compliance with current cGMPs to assure that the facilities, methods and controls are adequate to preserve the biologic’s identity, strength, quality and purity;

•	Potential FDA audit of the non-clinical and/or clinical trial sites that generated the data in support of the BLA; and
•	FDA review and approval of the BLA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug in the United States.

The non-clinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, or at all. The data required to support a BLA are generated in two distinct development stages: non-clinical and clinical. The non-clinical development stage generally involves laboratory evaluations of drug chemistry, formulation and stability, as well as studies to evaluate toxicity in animals, which support subsequent clinical testing. The sponsor must submit the results of the non-clinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to FDA as part of the IND. An IND is a request for authorization from FDA to administer an investigational product to humans, and must become effective before human clinical trials may begin.

The clinical stage of development involves the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative, and must monitor the clinical trial until completed. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.

Where a trial is conducted at, or sponsored by, institutions receiving funding from U.S. National Institutes of Health, or NIH, for recombinant DNA or synthetic nucleic acid molecule research, which we expect all our trials to be, prior to the submission of an IND to FDA, a protocol and related documentation is submitted to and the trial is registered with the NIH Office of Biotechnology Activities, or OBA, pursuant to the NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, or NIH Guidelines. Compliance with the NIH Guidelines is mandatory for investigators at institutions receiving NIH funds for research involving recombinant DNA or synthetic nucleic acid molecules, but many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them and we expect any clinical trial we conduct will be subject to these guidelines. The NIH is responsible for convening the Recombinant DNA Advisory Committee, or RAC, a federal advisory committee that reviews research proposals involving human gene transfer research, and discusses protocols that raise novel or particularly important scientific, safety or ethical considerations at one of its public quarterly public meetings. The RAC decides whether a protocol raises issues that warrant discussion at its quarterly meetings, and the OBA will notify FDA of the RAC’s decision regarding the necessity for full public review of a gene therapy protocol. RAC proceedings and reports are posted to the OBA website and may be accessed by the public. The outcome of the RAC review is a series of recommendations and advice from the RAC. FDA, IRB and Institutional Biosafety Committee, or the IBC, will be notified of the recommendations. The RAC process must be completed and IBC approval (and other applicable regulatory authorizations) must be obtained before patient enrollment can begin.

A sponsor who wishes to conduct a clinical trial outside the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to FDA in support of a BLA. FDA will accept a well-designed and well-conducted foreign clinical study not conducted under an IND if the study was conducted in accordance with GCPs, and FDA is able to validate the data through an onsite inspection if deemed necessary.

Clinical trials

Clinical trials generally are conducted in three sequential phases, known as Phase I, Phase II and Phase III, and may overlap.

•

Phase I clinical trials generally involve a small number of healthy volunteers or disease-affected patients who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, side effect tolerability and safety of the drug.

•

Phase II clinical trials involve studies in disease-affected patients to determine the dose required to produce the desired benefits. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, possible adverse effects and safety risks are identified and a preliminary evaluation of efficacy is conducted.

•

Phase III clinical trials generally involve a large number of patients at multiple sites and are designed to provide the data necessary to demonstrate the effectiveness of the product for its intended use, its safety in use and to establish the overall benefit/risk relationship of the product and provide an adequate basis for product approval. These trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a product during marketing.

Post-approval trials, sometimes referred to as Phase IV clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, FDA may mandate the performance of Phase IV clinical trials as a condition of approval of a BLA.

Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to FDA and written IND safety reports must be submitted to FDA and the investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the drug, findings from animal or in vitro testing that suggest a significant risk for human subjects and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure.

Following the RAC review and within 20 working days of consenting the first research participant, investigators must submit documentation to the OBA, including, for example, a copy of the IRB-approved informed consent document, a copy of the protocol approved by the IBC and the IRB, and a copy of the final IBC approval from the clinical trial site. Investigators also have an ongoing responsibility to monitor the trial and to keep OBA (in addition to IRBs, IBCs, FDA, and any sponsoring NIH institutes or centers), informed of any adverse events in the trial. If there are serious adverse events that are unexpected and possibly associated with the gene transfer product, these must be submitted to OBA within 15 calendar days of sponsor notification, unless they are fatal or life threatening, in which case they must be reported within 7 calendar days. Investigators must also file an annual report with OBA and provide specific information about the trials. Any updated versions of the protocol must be filed with the annual report; if there is a significant amendment to the original protocol that was reviewed by the RAC, OBA may request that the investigator file a new protocol rather than an amendment. Investigators should also notify OBA of any additional sites that are conducting the trial, and submit relevant documents (such as the IBC and IRB approvals) for the new site.

Phase I, Phase II and Phase III clinical trials may not be completed successfully within any specified period, if at all. FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug or biologic has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether a trial may move forward at designated check points based on access to certain data from the trial. Concurrent with clinical trials, companies usually complete additional animal studies and also must develop additional information about the chemistry and physical characteristics of the drug or biologic as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product; and, among other things, we must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidates do not undergo unacceptable deterioration over their shelf life.

BLA and FDA review process

Following completion of the clinical trials, data are analyzed to assess safety and efficacy. The results of non-clinical studies and clinical trials are then submitted to FDA as part of a BLA, along with proposed labeling, chemistry and manufacturing information to ensure product quality and other relevant data. In short, the BLA is a request for approval to market the biologic for one or more specified indications and must contain proof of safety, purity, potency and efficacy. The application may include both negative and ambiguous results of non-clinical studies and clinical trials as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of FDA. FDA approval of a BLA must be obtained before a biologic may be marketed in the United States.

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each BLA must be accompanied by a user fee. FDA adjusts the PDUFA user fees on an annual basis. According to FDA’s fee schedule, effective through September 30, 2015, the user fee for an application requiring clinical data, such as a BLA, is approximately $2.3 million. PDUFA also imposes an annual product fee for human drugs and biologics (approximately $0.1 million) and an annual establishment fee (approximately $0.6 million) on facilities used to manufacture prescription drugs and biologics. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

FDA reviews all submitted BLAs before it accepts them for filing, and may request additional information rather than accepting the BLA for filing. FDA must make a decision on accepting a BLA for filing within 60 days of receipt. Once the submission is accepted for filing, FDA begins an in-depth review of the BLA. Under the goals and policies agreed to by FDA under PDUFA, FDA has 10 months from the filing date in which to complete its initial review of an original BLA and respond to the applicant, and six months from the filing date for an original BLA designated for priority review. FDA does not always meet its PDUFA goal dates for standard and priority BLAs, and the review process is often extended by FDA requests for additional information or clarification.

Before approving a BLA, FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMPs. FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. FDA also may audit data from clinical trials to ensure compliance with GCP requirements. Additionally, FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. FDA is not bound by recommendations of an advisory committee, but it considers such recommendations when making decisions on approval. FDA likely will re-analyze the clinical trial data, which could result in extensive discussions between FDA and the applicant during the review process. After FDA evaluates a BLA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes all of the specific deficiencies in the BLA identified by FDA. The Complete Response Letter may require additional clinical data, additional pivotal Phase III clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, non-clinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, FDA may decide that the BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and FDA may interpret data differently than we interpret the same data.

Orphan drug designation

Under the Orphan Drug Act, FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making the product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan drug designation must be requested before submitting a BLA. After FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that FDA may not approve any other applications to market the same drug for the same indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety, by providing a major contribution to patient care or in instances of drug supply issues. Competitors, however, may receive approval of either a different product for the same indication or the same product for a different indication but that could be used off-label in the orphan indication. Orphan drug exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval before we do of the same product, as defined by FDA, for the same indication we are seeking, or if our product candidate is determined to be contained within the scope of the competitor’s product for the same indication or disease. If one of our products designated as an orphan drug receives marketing approval for an indication broader than that which is designated, it may not be entitled to orphan drug exclusivity. Orphan drug status in the European Union has similar, but not identical, requirements and benefits.

Expedited development and review programs

FDA has a fast track program that is intended to expedite or facilitate the process for reviewing new drugs and biologics that meet certain criteria. Specifically, new drugs and biologics are eligible for fast track designation if they are intended to treat a serious or life threatening condition and non-clinical or clinical data demonstrate the potential to address unmet medical needs for the condition. Fast track designation applies to both the product and the specific indication for which it is being studied. The sponsor can request FDA to designate the product for fast track status any time before receiving BLA approval, but ideally no later than the pre-BLA meeting.

Any product submitted to FDA for marketing, including under a fast track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. Any product is eligible for priority review if it treats a serious or life-threatening condition and, if approved, would provide a significant improvement in safety and effectiveness compared to available therapies.

FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biologic designated for priority review in an effort to facilitate the review. A product also may be eligible for accelerated approval. An investigational drug may obtain accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. If FDA concludes that a drug or biologic shown to be effective can be safely used only if distribution or use is restricted, it will require such post-marketing restrictions, as it deems necessary to assure safe use of the product.

Additionally, a drug or biologic may be eligible for designation as a breakthrough therapy if the product is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. The benefits of breakthrough therapy designation include the same benefits as fast track designation, plus intensive guidance from FDA to ensure an efficient drug development program. Fast track designation, priority review, accelerated approval and breakthrough therapy designation do not change the standards for approval, but may expedite the development or approval process.

Pediatric information

Under the Pediatric Research Equity Act, or PREA, a BLA or supplement to a BLA must contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. FDA may grant deferrals for submission of pediatric data or full or partial waivers. The Food and Drug Administration Safety and Innovation Act, or FDASIA, amended the FDCA to require that a sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within sixty days of an end-of-Phase II meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase III or Phase II/III study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from non-clinical studies, early phase clinical trials or other clinical development programs.

Post-marketing requirements

Following approval of a new product, the manufacturer and the approved product are subject to continuing regulation by FDA, including, among other things, monitoring and recordkeeping activities, reporting of adverse experiences, complying with promotion and advertising requirements, which include restrictions on promoting drugs for unapproved uses or patient populations (known as “off-label use”) and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such uses. Prescription drug promotional materials must be submitted to FDA in conjunction with their first use. Further, if there are any modifications to the drug or biologic, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new BLA or BLA supplement, which may require the applicant to develop additional data or conduct additional non-clinical studies and clinical trials.

FDA may also place other conditions on approvals including the requirement for a Risk Evaluation and Mitigation Strategy, or REMS, to assure the safe use of the product. If FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS. FDA will not approve the BLA without an approved REMS, if required. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.

FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMPs. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. These manufacturers must comply with cGMP regulations that require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved drugs or biologics are required to register their establishments with FDA and certain state agencies, and are subject to periodic unannounced inspections by FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. The discovery of violative conditions, including failure to conform to cGMPs, could result in enforcement actions, and the discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved BLA, including voluntary recall.

Companion diagnostics

For several of our product candidates, companion diagnostics will be needed to determine whether or not we can dose a particular patient with our product. Companion diagnostics can identify patients who are most likely to benefit from a particular therapeutic product; identify patients likely to be at increased risk for serious side effects as a result of treatment with a particular therapeutic product; or monitor response to treatment with a particular therapeutic product for the purpose of adjusting treatment to achieve improved safety or effectiveness. Companion diagnostics are regulated as medical devices by FDA, and we or our collaborators may need to obtain a 510(k) clearance or PMA approval for each companion diagnostic. The level of risk combined with available controls to mitigate risk determines whether a companion diagnostic device requires PMA approval or is cleared through the 510(k) premarket notification process. For a novel therapeutic product for which an IVD companion diagnostic device is essential for the safe and effective use of the product, the companion diagnostic device should be developed and approved or 510(k)-cleared contemporaneously with the therapeutic. The use of the companion diagnostic device will be stipulated in the labeling of the therapeutic product.

Other regulatory matters

Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in the United States in addition to FDA, including the Centers for Medicare & Medicaid Services, other divisions of the Department of Health and Human Services, the United States Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments.

For example, in the United States, sales, marketing and scientific and educational programs also must comply with state and federal fraud and abuse laws. These laws include the federal Anti-Kickback Statute, which makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce or reward referrals, including the purchase, recommendation, order or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by up to five years in prison, criminal fines, administrative civil money penalties and exclusion from participation in federal healthcare programs. In addition, the Patient Protection and Affordable Health Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the Affordable Care Act, among other things, amends the intent requirement of the federal Anti-Kickback Statute and criminal healthcare fraud statutes created by the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. Moreover, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

Although we would not submit claims directly to payors, manufacturers also can be held liable under the federal False Claims Act, which prohibits anyone from knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services, including drugs or biologics, that are false or fraudulent, claims for items or services not provided as claimed or claims for medically unnecessary items or services. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim, the potential for exclusion from participation in federal healthcare programs and the potential implication of various federal criminal statutes.

Pricing and rebate programs must comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990 and more recent requirements in the Affordable Care Act. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion and other activities also are potentially subject to federal and state consumer protection and unfair competition laws.

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

The failure to comply with any of these laws or regulatory requirements subjects firms to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, requests for recall, seizure of products, total or partial suspension of production, denial or withdrawal of product approvals or refusal to allow a firm to enter into supply contracts, including government contracts. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Prohibitions or restrictions on sales or withdrawal of future products marketed by us could materially affect our business in an adverse way.

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

U.S. patent-term restoration and marketing exclusivity

Depending upon the timing, duration and specifics of FDA approval of our product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a restoration of the patent term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent-term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. In addition, a patent may only be extended once and only based on a single approved product. Thus, even if a single patent is applicable to multiple products, it can only be extended based on one product. The U.S. PTO, in consultation with FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for our currently licensed patents or any patents we may own or license in the future to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA.

An abbreviated approval pathway for biological products shown to be similar to, or interchangeable with, an FDA-licensed reference biological product was created by the Biologics Price Competition and Innovation Act of 2009, or BPCI Act, as part of the Affordable Care Act. This amendment to the PHSA, in part, attempts to minimize duplicative testing. Biosimilarity, which requires that the biological product be highly similar to the reference product notwithstanding minor differences in clinically inactive components and that there be no clinically meaningful differences between the product and the reference product in terms of safety, purity and potency, can be shown through analytical studies, animal studies and a clinical trial or trials. Interchangeability requires that a biological product be biosimilar to the reference product and that the product can be expected to produce the same clinical results as the reference product in any given patient and, for products administered multiple times to an individual, that the product and the reference product may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biological product without such alternation or switch. Complexities associated with the larger, and often more complex, structure of biological products as compared to small molecule drugs, as well as the processes by which such products are manufactured, pose significant hurdles to implementation that are still being worked out by FDA.

A reference biological product is granted twelve years of data exclusivity from the time of first licensure of the product, and FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity, or potency. Therefore, one must determine whether a new product includes a modification to the structure of a previously licensed product that results in a change in safety, purity, or potency to assess whether the licensure of the new product is a first licensure that triggers its own period of exclusivity. Whether a subsequent application, if approved, warrants exclusivity as the “first licensure” of a biological product is determined on a case-by-case basis with data submitted by the sponsor.

Pediatric exclusivity is another type of regulatory market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing regulatory exclusivity periods. This six-month exclusivity, which attaches to both the twelve-year and four-year exclusivity periods for reference biologics, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial. Furthermore, a biological product seeking licensure as biosimilar to or interchangeable with a reference product indicated for a rare disease or condition and granted seven years of orphan drug exclusivity may not be licensed by FDA for the protected orphan indication until after the expiration of the seven-year orphan drug exclusivity period or the 12-year reference product exclusivity, whichever is later.

European Union drug development

In the European Union, our future products also may be subject to extensive regulatory requirements. As in the United States, medicinal products can be marketed only if a marketing authorization from the competent regulatory agencies has been obtained.

Similar to the United States, the various phases of non-clinical and clinical research in the European Union are subject to significant regulatory controls. Although the EU Clinical Trials Directive 2001/20/EC has sought to harmonize the EU clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the EU, the EU Member States have transposed and applied the provisions of the Directive differently. This has led to significant variations in the member state regimes. Under the current regime, before a clinical trial can be initiated it must be approved in each of the EU countries where the trial is to be conducted by two distinct bodies: the National Competent Authority, or NCA, and one or more Ethics Committees, or ECs. Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the Member State where they occurred.

The EU clinical trials legislation currently is undergoing a transition process mainly aimed at harmonizing and streamlining clinical-trial authorization, simplifying adverse-event reporting procedures, improving the supervision of clinical trials and increasing their transparency. Recently enacted Clinical Trials Regulation EU No 536/2014 ensures that the rules for conducting clinical trials in the EU will be identical, but will not be effective until May 28, 2016. In the meantime, Clinical Trials Directive 2001/20/EC continues to govern all clinical trials performed in the EU.

European Union drug review and approval

In the European Economic Area, or EEA, (which is comprised of the 27 Member States of the European Union (excluding Croatia) plus Norway, Iceland and Liechtenstein), medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of marketing authorizations:

The Community MA is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the EMA and is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicines such as gene-therapy, somatic cell-therapy or tissue-engineered medicines and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member States through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State, or RMS. The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics, or SPC, and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Member States Concerned) for their approval. If the Member States Concerned raise no objections, based on a potential serious risk to public health, to the assessment, SPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e., in the RMS and the Member States Concerned).

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

European Union new chemical entity exclusivity

In the European Union, new chemical entities, sometimes referred to as new active substances, qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. The data exclusivity, if granted, prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic application for eight years, after which generic marketing authorization can be submitted, and the innovator’s data may be referenced, but not approved for two years. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are determined to bring a significant clinical benefit in comparison with existing therapies.

European Union orphan designation and exclusivity

In the European Union, the EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than 5 in 10,000 persons in the European Union (or where it is unlikely that the development of the medicine would generate sufficient return to justify the investment) and for which no satisfactory method of diagnosis, prevention or treatment has been authorized (or, if a method exists, the product would be a significant benefit to those affected).

In the European Union, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following medicinal product approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

Rest of the world regulation

For other countries outside of the European Union and the United States, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from jurisdiction to jurisdiction. Additionally, the clinical trials must be conducted in accordance with cGCP requirements and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Reimbursement

Sales of our products will depend, in part, on the extent to which our products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. In the United States no uniform policy of coverage and reimbursement for drug or biological products exists. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products will be made on a payor-by-payor basis. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

The United States government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price-controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. For example, the Affordable Care Act contains provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Adoption of general controls and measures, coupled with the tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceutical drugs.

The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. Effective in 2010, the Affordable Care Act made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs from 15.1% of average manufacturer price, or AMP, to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The Affordable Care Act also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization as of 2010 and by expanding the population potentially eligible for Medicaid drug benefits, to be phased-in by 2014. The Centers for Medicare & Medicaid Services, or CMS, have proposed to expand Medicaid rebate liability to the territories of the United States as well.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. Unlike Medicare Part A and B, Part D coverage is not standardized. While all Medicare drug plans must give at least a standard level of coverage set by Medicare, Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for products for which we receive marketing approval. However, any negotiated prices for our products covered by a Part D prescription drug plan likely will be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

For a drug product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the AMP and Medicaid rebate amounts reported by the manufacturer. As of 2010, the Affordable Care Act expanded the types of entities eligible to receive discounted 340B pricing, although, under the current state of the law, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs. In addition, as 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase.

As noted above, the marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. An increasing emphasis on cost containment measures in the United States has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

In addition, in most foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the Company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the United States and generally prices tend to be significantly lower.

Employees

As of March 17, 2015, we had 59 full-time employees. Fourteen of our employees have Ph.D. degrees and five are M.D.s. Thirty-eight of our employees are engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Facilities

We lease two facilities containing our research and development, laboratory and office spaces. This consists of approximately 15,000 square feet located at 840 Memorial Drive, Cambridge, Massachusetts and approximately 17,600 square feet of state-of-the-art laboratory and office space at 19 Presidential Way in Woburn, Massachusetts. We expect to take occupancy in Woburn, MA in April 2016 and to be operational in mid-2016. Our leases in Cambridge and Woburn expire in January 2018 and March 2021, respectively. We believe our current facilities are sufficient to meet our needs through the lease term.

Research and Development

We have dedicated a significant portion of our resources over the last several years to our efforts to develop our product candidates and disease programs. We incurred research and development expenses of $34.0 million, $13.0 million, and $2.8 million during 2015 and 2014 and for the period from inception (June 20, 2013) to December 31, 2013, respectively

Legal Proceedings

We are not currently a party to any material legal proceedings.

Corporate Information

We were incorporated under the laws of the State of Delaware in June 2013. Our principal offices are located at 840 Memorial Drive, Cambridge, MA 02139, and our telephone number is (617) 401-0011. Our website address is www.dimensiontx.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10-K. You should not rely on any such information in making your decision whether to purchase our common stock.

Available Information

We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (the Exchange Act). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov.

Copies of each of our filings with the SEC on Form 10-K, Form 10-Q and Form 8-K and all amendments to those reports, can be viewed and downloaded free of charge at our website, www.dimensiontx.com after the reports and amendments are electronically filed with, or otherwise furnished to, the SEC.

Our code of conduct, corporate governance guidelines and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are available through our website at www.dimensiontx.com.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, together with all other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, before investing in our common stock. Any of the risk factors we describe below could adversely affect our business, financial condition or results of operations. The market price of our common stock could decline if one or more of these risks or uncertainties actually occur, causing you to lose all or part of the money you paid to buy our common stock. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business. Certain statements below are forward-looking statements. See “Special Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K.

Risks Related to Product Development and Regulatory Approval

We are very early in our development efforts. One product candidate, DTX101 for hemophilia B, entered Phase I/II clinical development in January 2016 and the rest of our product candidates are still in preclinical development. If we are unable to advance our product candidates to and through clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We have invested substantially all of our efforts and financial resources in the identification, clinical and preclinical development of our current product candidates, DTX101 for hemophilia B, DTX201 for hemophilia A, DTX301 for ornithine transcarbamylase, or OTC, deficiency and DTX401 for glycogen storage disease type Ia, or GSDIa. We are very early in our development efforts with one product candidate in Phase I/II clinical development and the rest of our product candidates still in preclinical development. We have only recently completed product candidate selection for our DTX201, DTX301 and DTX401 programs. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product and we may never be able to develop or commercialize a marketable product.

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

We only have recently initiated clinical studies of one of our AAV gene therapy product candidates which is based on a relatively new technology that has been exposed to a limited number of patients in the clinic, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval, if at all. At the moment, no gene therapy product has been approved in the United States and only one such product has been approved in the European Union.

We have focused our research and development efforts to date on our ongoing Phase I/II clinical study for DTX101 for moderate/severe to severe hemophilia B and our gene therapy platform, identifying our targeted disease indications and our initial product candidates, and our future success depends on our successful development of viable adeno-associated virus, or AAV, gene therapy product candidates. Currently, one of our products candidates is in Phase I/II clinical development and the rest of our product candidates are in preclinical development. There can be no assurance that we will not experience problems or delays in developing our product candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. We also may experience unanticipated problems or delays in finding or developing sufficient or suitable manufacturing capacity and expertise. Although we believe that we have structured our platform to accelerate the development of our current pipeline relative to others advancing gene therapy product candidates, there is no assurance that our platform will result in a timing advantage, and the process of obtaining regulatory approvals will, in any event, require the expenditure of substantial time and financial resources. In addition, there is no assurance that our platform will successfully accelerate our preclinical and clinical development.

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

These regulatory review committees and advisory groups and the new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies or trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post- approval limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory and advisory groups and comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of such product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delays as a result of an increased or lengthier regulatory approval process or further restrictions on the development of our product candidates can be costly and could negatively impact our or our collaborators’ ability to complete clinical trials and commercialize our current and future product candidates in a timely manner, if at all.

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

If preclinical studies for DTX201 for hemophilia A, DTX301 for OTC deficiency and DTX401 for GSDIa or all our future product candidates do not result in the determination of a minimally effective dose range, we may not obtain the regulatory approvals required to initiate clinical testing.

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

We initiated dosing in our Phase I/II open-label clinical trial of DTX101 in adults with moderate/severe to severe hemophilia B in January 2016, and have initiated or are completing IND-enabling activities for our other programs. Commencing each of these clinical trials is subject to acceptance by FDA of our IND and finalizing the trial design based on discussions with FDA and other regulatory authorities. In the event that FDA requires us to complete additional preclinical studies or we are required to satisfy other FDA requests, the start of subsequent clinical trials of DTX101 or our other product candidates may be delayed. Even after we receive and incorporate guidance from these regulatory authorities, FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or change their position on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect. Successful completion of our clinical trials is a prerequisite to submitting a biologics license application, or BLA, to FDA and a marketing authorization application, or MAA, to the EMA for each product candidate and, consequently, to obtaining approval and initiating commercial marketing of our current and future product candidates. We do not know whether any of our clinical trials will begin or be completed on schedule, if at all.

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

•

our third-party contractors, who we utilize for screening patients for neutralizing antibodies prior to enrollment in our ongoing Phase I/II open-label clinical trial of DTX101 and future clinical trials with DTX201, DTX301, DTX401 and all future product candidates,  may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;

•

we may elect to, or regulators, IRBs or ethics committees may require that we or our investigators, suspend or terminate clinical trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

•	the cost of clinical trials of our product candidates may be greater than we anticipate;
•

the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate, including as a result of scientific challenges encountered in connection with transitioning from HEK293 to a HeLa platform, such as process design and scaling issues, or any delays in production of cGMP product for our clinical trials;

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

We have conducted some of our preclinical evaluations with viral vectors produced on adherent and suspension platforms utilizing human embryonic kidney 293, or HEK293, cells. We are planning on conducting our Phase I/II trials of DTX101, DTX301, DTX401, and potentially other programs using viral vectors produced on the HEK293 platform. For Phase III studies and commercial production of each of our product candidates, we plan to use an immortal cell line used in scientific research known as HeLa. HeLa is the oldest and most commonly used human cell line. Even if we successfully complete our planned preclinical studies and clinical trials using vectors produced on our adherent and suspension HEK293 platforms, FDA or other regulatory authorities may require a clinical bridge study, or comparability study, showing comparability of vectors produced on the HeLa platform prior to commencing Phase III trials of DTX101, DTX301 and DTX401, delaying the development process. If we make manufacturing or formulation changes to our product candidates in the future, we may need to conduct additional preclinical studies to bridge our modified product candidates to earlier versions. If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

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

Genetically defined diseases generally, and especially those for which our current product candidates are targeted, may have relatively low prevalence. For example, we estimate that there are approximately 10,000 patients worldwide with OTC deficiency, 8,000 of whom we estimate have late-onset OTC deficiency, which is our target population, and 6,000 patients worldwide with GSDIa. In addition, approximately 25% of potential patients in the United States have neutralizing antibodies that will significantly affect our product candidates’ therapeutic efficacy. As a result, we will be required to screen for, and exclude from our clinical trials, patients with neutralizing antibodies to the product candidate that is subject to the clinical trial with specific assays developed for each clinical trial. Moreover, following administration of any AAV vector, patients are likely to develop neutralizing antibodies specific to the vector administered. These could be significant obstacles to the timely recruitment and enrollment of a sufficient number of eligible patients into our trials. Patient enrollment may be affected by other factors including:

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

We intend to engage third parties to develop companion diagnostics for use in our clinical trials to screen for neutralizing antibodies, but such third parties may not be successful in developing or administering such companion diagnostics in a timely manner, or at all. The lack of a suitable companion diagnostics would create difficulty in identifying patients with pre-existing neutralizing antibodies to be excluded from our clinical trials. Our inability to enroll a sufficient number of patients with the applicable genetic alteration for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing. Further, if we are unable to include patients with the applicable genetic alteration, this could compromise our ability to seek participation in FDA’s expedited review and approval programs, including Breakthrough Therapy Designation and Fast Track Designation, or otherwise to seek to accelerate clinical development and regulatory timelines.

If we or our collaborators are unable to successfully develop and commercialize companion diagnostics for our product candidates, or experience significant delays in doing so, we may not realize the full commercial potential of our product candidates.

We will need companion diagnostics to determine whether or not we can dose a particular patient with each of our products. We expect to use predictive biomarkers to identify the right patients for certain of our product candidates. Therefore, our success may depend, in part, on the development and commercialization of companion diagnostics. There has been limited success to date industrywide in developing and commercializing these types of companion diagnostics. Development and manufacturing of companion diagnostics is complex and there are limited manufacturers with the necessary expertise and capability. Even if we are able to find a qualified collaborator, it may not be able to manufacture the companion diagnostics at a cost or in quantities or on timelines necessary for use with our product candidates. To be successful, we need to address a number of scientific, technical and logistical challenges. We have not yet initiated development and commercialization of companion diagnostics. We have little experience in the development and commercialization of diagnostics and may not be successful in developing and commercializing appropriate diagnostics to pair with any of our product candidates that receive marketing approval. University of Pennsylvania School of Medicine currently conducts some of our clinical assays pursuant to a sponsored research agreement, one of which is required for our first planned clinical trial. We intend to enter into agreements with third parties for the automation, characterization and validation, of our companion diagnostic and the manufacture of its critical reagents. However, we may be unable to enter into any such agreement on favorable terms, or at all.

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

We have sought and received Orphan Drug Designation for DTX101 in the United States and Europe, received Orphan Drug Designation for DTX301 in the United States, and we may seek Orphan Drug Designation for some of our other product candidates and we may be unsuccessful or may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for market exclusivity.

As part of our business strategy, we have sought and received Orphan Drug Designation for DTX101 in the United States and Europe, received Orphan Drug Designation for DTX301 in the United States and Europe, and we may seek Orphan Drug Designation for our other product candidates and we may be unsuccessful or unable to maintain the associated benefits. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs intended to treat relatively small patient populations as orphan drugs. Under the U.S. Orphan Drug Act, FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax credits for qualified clinical research costs, and prescription drug user-fee waivers.

Similarly, in the European Union, the European Commission grants Orphan Drug Designation after receiving the opinion of the EMA’s Committee for Orphan Medicinal Products on an Orphan Drug Designation application. In the European Union, Orphan Drug Designation is intended to promote the development of drugs that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than 5 in 10,000 persons in the European Union and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the product would be a significant benefit to those affected). Additionally, orphan designation is granted for drugs intended for the diagnosis, prevention, or treatment of a life-

threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug. In the European Union, Orphan Drug Designation entitles a party to financial incentives such as reduction of fees or fee waivers.

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

Even though we have obtained Orphan Drug Designations for DTX101 and DTX301, and even if we obtain orphan drug exclusivity for DTX101 and other product candidates, that exclusivity may not effectively protect DTX101, DTX301, or our other product candidates from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, FDA can subsequently approve a later application for the same drug for the same condition if FDA concludes that the later drug is clinically superior in that it is shown to be safer in a substantial portion of the target populations, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if FDA later determines that the request for designation was materially defective or if we are unable to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we intend to seek Orphan Drug Designation for our other product candidates in addition to DTX101 and DTX301, we may never receive such designations. Even if we do receive such designations, there is no guarantee that we will enjoy the benefits of those designations.

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

We also may encounter problems hiring and retaining the experienced scientific, quality-control and manufacturing personnel needed to operate our manufacturing processes, which could result in delays in production or difficulties in maintaining compliance with applicable regulatory requirements. We also may not be able to complete preparation of our facility in Woburn, MA by mid-2016, or at all, and this facility may not enable the expansion of our internal manufacturing process discovery and development to the extent we anticipate, or at all.

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

Gene therapy remains a novel technology, with no gene therapy product approved to date in the United States and only one gene therapy product approved to date in the European Union. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians who specialize in the treatment of genetic diseases targeted by our product candidates, prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. For example, earlier gene therapy trials led to several well- publicized adverse events, including cases of leukemia and death seen in other trials using other vectors.

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

Although none of our current product candidates utilize the human adenovirus or murine gamma-retroviruses used in the above- mentioned 1999 or 2003 studies, our product candidates do use a viral vector delivery system. The risk of cancer remains a concern for gene therapy and we cannot assure you that it will not occur in any of our planned or future clinical studies. In addition, there is the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material.

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

The main competitors for our specific programs are as follows:

•

DTX101: Baxalta Incorporated, Novo Nordisk S/A, uniQure in collaboration with Chiesi Farmaceutici S.p.A., Spark Therapeutics, Inc. in collaboration with Pfizer, Inc., Sangamo BioSciences, Inc., Alnylam Incorporated, Freeline Therapeutics Ltd., LogicBio Therapeutics, Inc., and Telethon Institute for Gene Therapy in collaboration with Biogen Inc.

•

DTX201: Baxalta Incorporated, BioMarin Pharmaceutical Inc., uniQure, Spark Therapeutics, Inc., Pfizer, Inc., Sangamo Biosciences, Inc., Telethon Institute for Gene Therapy in collaboration with Biogen Inc., Alnylam Incorporated, Freeline Therapeutics Ltd., LogicBio Therapeutics, Inc., Novo Nordisk S/A and Roche Holding AG.

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

We have funded our operations to date through proceeds from sales of preferred stock, our IPO and from payments received in connection with our collaboration agreement with Bayer and, to a lesser extent, through borrowings under a loan and security agreement, as amended, that we entered into with Silicon Valley Bank, or SVB, in August 2014, as amended. We have incurred net losses in each year since our inception. As of December 31, 2015, we had an accumulated deficit of $51.2 million. Our net loss was $35.1 million and $13.0 million for the years ended December 31, 2015 and 2014, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital. We expect our research and development expenses to significantly increase in connection with beginning clinical trials of our product candidates. In addition, if we obtain marketing approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. As a public company, we have begun incurring additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any product revenue from our lead programs and product candidates, DTX101, DTX201, DTX301and DTX401 and we do not know and do not expect to generate any revenue from the sale of our product candidates in the near future. We do not expect to generate significant product revenue unless and until we or our partners obtain marketing approval of and begin to sell DTX101, DTX201, DTX301 or DTX401, or one of our other product candidates. Our ability to generate product revenue depends on a number of factors, including, but not limited to, our ability to:

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

The development of pharmaceutical drugs is capital-intensive. We initiated a Phase I/II open-label clinical trial of DTX101 in adults with moderate/severe to severe hemophilia B in January 2016, and initiated IND-enabling activities for DTX201 for treatment of hemophilia A in 2016. We are completing IND-enabling studies, plan to file an IND with FDA and initiate dosing for DTX301 for treatment of OTC deficiency in the second half of 2016, and are initiating IND-enabling activities to support an IND filing for DTX401 for treatment of GSDIa by the end of 2016. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of and seek marketing approval for our product candidates. In addition, depending on the status of regulatory approval or, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of Bayer, or other collaborators. We may also need to raise additional funds sooner if we choose to pursue additional indications or geographies for our product candidates or otherwise expand more rapidly than we presently anticipate. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts.

We expect that our existing cash and cash equivalents of 127.0 million, payments received in connection with our collaboration agreement with Bayer and borrowing capacity under our loan and security agreement with SVB, will enable us to fund our operating expenses and capital expenditure requirements through Q4 2017. Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

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

In August 2014, we entered into a loan and security agreement with SVB. Pursuant to the terms of the loan and security agreement, as amended, subject to certain exceptions, we cannot engage in certain transactions unless certain conditions are met or we receive the prior approval of SVB. Such transactions include:

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

As of December 31, 2015, we had federal and state net operating loss carryforwards of $25.1 million and $24.0 million, respectively, both of which begin to expire in 2033. Our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which may increase our federal income tax liability. The completion of our recent IPO, together with private placements and other transactions that have occurred since our inception, may have triggered such an ownership change pursuant to Section 382. Any such limitation, whether as the result of our IPO, prior private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us, could have a material adverse effect on our results of operations in future years. We have not completed a study to assess whether an ownership change for purposes of Section 382 has occurred, or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such study.

Risks Related to Our Relationships with Third Parties

Our executive officers, directors, principal stockholders and their affiliates exercise significant influence over our company, which could delay or prevent a change in corporate control.

As of March 17, 2016, the existing holdings of our executive officers, directors, principal stockholders and their affiliates, including entities affiliated with Fidelity Biosciences Corp., or Fidelity Biosciences, and investment funds affiliated with OrbiMed Advisors LLC, or OrbiMed, and New Leaf Venture Partners, L.L.C. will represent beneficial ownership, in the aggregate, of approximately 61% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership might adversely affect the market price of our common stock by:

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

Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. For some of our product candidates, we may decide to collaborate with additional pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. We may enter into collaborations and partnerships for our programs and pipeline intended to allow us to leverage the resources and expertise of strategic collaborators or partners.

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

Since we are party to a collaboration agreement for the development of DTX201 with Bayer and rely on University of Pennsylvania School of Medicine to conduct preclinical studies for certain of our product candidates, we depend upon our sublicensee and independent investigators and scientific collaborators and other universities and medical institutions or private physician scientists, to advise us and to conduct our preclinical studies and clinical trials under agreements with us, including by developing and running screening assays for prospective patients in our clinical studies. University of Pennsylvania School of Medicine currently conducts some of our clinical assays pursuant to a sponsored research agreement, one of which is required for our first planned clinical trial. These collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs or the timing of their procurement of clinical-trial data or their compliance with applicable regulatory guidelines. Should any of these scientific advisors or those of our sublicensee become disabled or die unexpectedly, or should they fail to comply with applicable regulatory guidelines, we or our sublicensee may be forced to scale back or terminate development of that program. They may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking those programs ourselves. These collaborators may also have relationships with other commercial entities, some of which may compete with us. Failing to devote sufficient time and resources to our program or product candidates, or substandard performance and failure to comply with regulatory guidelines, could result in delay of any FDA applications and our commercialization of the product candidate involved. If a conflict of interest arises between their work for us and their work for another entity, we may lose their services. In addition, we will be unable to prevent them from establishing competing businesses or developing competing products. For example, if a key scientist acting as a principal investigator in any of our clinical trials identifies a potential product or compound that is more scientifically interesting to his or her professional interests, his or her availability to remain involved in our clinical trials could be restricted or eliminated. If any of the foregoing were to become inaccessible or terminated, it would be difficult for us to develop and commercialize our biologic product candidates.

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

•

the federal physician payment transparency requirements, sometimes referred to as the “Sunshine Act” under the Affordable Care Act, require manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report to the Department of Health and Human Services information related to physician payments and other transfers of value and the ownership and investment interests of such physicians and their immediate family members; and

•

analogous state laws and regulations, such as state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures.

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

We may in the future form strategic alliances or acquire businesses or products or product candidates and we may not realize the benefits of such acquisitions or arrangements.

We may acquire additional businesses or products or product candidates, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new drugs resulting from a strategic alliance or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. We cannot assure you that, following any such acquisition, we will achieve the expected synergies to justify the transaction.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We have begun the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which will require annual management assessment of the effectiveness of our internal control over financial reporting. We have recruited additional finance and accounting personnel with certain skill sets that we require as a public company.

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

As of December 31, 2015 we had 53 full-time employees and, in connection with becoming a public company, we expect to increase our number of employees and the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

Our internal computer systems, or those of our third-party CROs, CMOs, or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product candidates’ development programs.

Despite the implementation of security measures, our internal computer systems and those of our third-party CROs, CMOs, and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical trial data for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our product candidates could be delayed.

Our employees, principal investigators, CROs, CMOs, and consultants may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk that our employees, principal investigators, CROs, CMOs, and consultants may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate the regulations of FDA and other regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities; healthcare fraud and abuse laws and regulations in the United States and abroad; or laws that require the reporting of financial information or data accurately. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials or creating fraudulent data in our preclinical studies or clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have a code of conduct applicable to all of our employees. However, it is not always possible to identify and deter misconduct by employees and other third parties and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

Risks Related to Our Common Stock

We will incur significant costs as a result of operating as a public company and our management is required to devote substantial time to new compliance initiatives.

As a public company, particularly after we are no longer an “emerging growth company,” we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the Securities and Exchange Commission and the NASDAQ Stock Market LLC, or NASDAQ, have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.

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

Our stock price has been and is likely to be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From October 22, 2015 through March 17, 2016, our stock price has traded at prices as low as $5.87 per share and as high as $15.55 per share.  As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price they paid for their shares. The market price for our common stock may be influenced by many factors, including:

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. As of March 17, 2016, we had 25,020,727 shares of common stock. Of these shares, 5,604,775 shares of our common stock may be freely tradable, without restriction, in the public market.

The lock-up agreements pertaining to our IPO will expire on April 19, 2016. After the lock-up agreements expire, based upon the number of shares of common stock outstanding as of March 17, 2016, up to an additional 19,415,952 shares of common stock will be eligible for sale in the public market, approximately 70% of which shares are held by directors, executive officers and other affiliates and will be subject to certain limitations of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act.

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

•

being permitted to present only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease approximately 15,000 square feet of office and laboratory space under various operating lease agreements for its Cambridge, MA location that, as amended, expire in January 2018. We also lease approximately 17,600 square feet of laboratory and office space located in Woburn, Massachusetts. We expect to take occupancy in Woburn, MA in April 2016 and to be operational in mid-2016. The lease for this property expires in March 2021.

Item 3. Legal Proceedings.

We are not a party to any legal proceedings and we are not aware of any claims or actions pending or threatened against us. In the future, we might from time to time become involved in litigation relating to claims arising from our ordinary course of business.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On October 22, 2015, our common stock began trading on the NASDAQ Global Select Market under the symbol “DMTX”. Prior to that time, there was no public market for our common stock. Shares sold in our initial public offering on October 22, 2015 were priced at $13.00 per share.

On March 17, 2016, the closing price for our common stock as reported on the NASDAQ Global Select Market was $8.34. The following table sets forth the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market for the period indicated.

Year Ended December 31, 2015	High	Low
Fourth Quarter (From October 22, 2015)	$15.35	$9.87

Holders

The number of record holders of our common stock as of March 17, 2016 was 36. The number of holders of record of our common stock does not reflect the number of beneficial holders whose shares are held by depositors, brokers or other nominees.

Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return for our common stock since October 22, 2015, which is the date our shares began trading, to two indices: the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes an initial investment of $100 on October 22, 2015, in our common stock, the stocks comprising the NASDAQ Composite Index, and the stocks comprising the NASDAQ Biotechnology Index. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.

Comparison of Cumulative Total Return*
Among Dimension Therapeutics, Inc., the NASDAQ Composite Index and the NASDAQ Biotechnology Index

Dividend Policy

We have never paid or declared any cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used for the operation and growth of our business. Any future determination to declare dividends will be subject to the discretion of our board of directors and will depend on various factors, including applicable laws, our results of operations, financial condition, future prospects, and any other factors deemed relevant by our board of directors. In addition, the terms of our outstanding indebtedness restrict our ability to pay dividends, and any future indebtedness that we may incur could preclude us from paying dividends.

Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12. of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

In September 2015, a former director exercised an option to purchase 12,572 shares of our common stock for cash consideration in the aggregate amount of $4,778. The issuance of the securities described in the preceding sentence was deemed to be exempt from registration under the Securities Act in reliance on Rule 701.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report.

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

We received aggregate gross proceeds from the offering, including in connection with the exercise by the underwriters of their over-allotment option, of $72.9 million, or aggregate net proceeds of $64.6 million after deducting underwriting discounts and commissions of $5.1 million and offering expenses of $3.2 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

To date, we have not yet used the net proceeds from our IPO. We invested the funds received in cash equivalents in accordance with our investment policy. None of such payments were direct or indirect payments to any of our directors or officers (or their associates), to persons owning ten percent or more of our common stock or to any other affiliates. We expect to use the net proceeds from our IPO to fund the costs:

•	to advance DTX101 as a treatment for hemophilia B through a Phase I/II clinical trial and Phase III readiness activities;
•	to advance DTX301 as a treatment for OTC deficiency through IND-enabling studies and into a Phase I/II clinical trial;
•	to advance DTX401 as a treatment for GSDIa through IND-enabling studies and into a Phase I/II clinical trial;
•	to expand our internal process development capabilities;
•	to continue to advance and to expand our research and development pipeline of our product candidates and other indications; and
•

use the remainder for working capital and other general corporate purposes, which will include funding for the hiring of additional personnel, capital expenditures and the costs of operating as a public company.

Item 6. Selected Financial Data.

SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and related notes and other financial information included in this Annual Report on Form 10-K.

We derived the financial data for the years ended December 31, 2015, 2014 and 2013 and the balance sheet data as of December 31, 2015 and 2014 from our audited financial statements, which are included elsewhere in this Annual Report on Form 10-K. We derived the balance sheet data as of December 31, 2013 from our audited financial statements that are not included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in future periods.

	Year Ended December 31,		Period from Inception (June 20, 2013) to December 31,
	2015	2014	2013
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$7,750	$2,750	$—
Operating expenses:
Research and development	33,992	12,974	2,806
General and administrative	8,723	2,727	364
Total operating expenses	42,715	15,701	3,170
Loss from operations	(34,965)	(12,951)	(3,170)
Interest income (expense), net	(91)	(17)	—
Net loss and comprehensive loss	(35,056)	(12,968)	(3,170)
Accretion of convertible preferred stock to redemption value	(23)	(71)	(8)
Net loss attributable to common stockholders	$(35,079)	$(13,039)	$(3,178)
Net loss per share attributable to common stockholders — basic and diluted (1)	$(4.41)	$(3.61)	$(2.71)
Weighted average common shares outstanding — basic and diluted	7,949,670	3,610,592	1,173,631

	December 31,
	2015	2014	2013
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$127,047	$17,913	$4,507
Working capital (2)	116,729	12,299	3,422
Total assets	133,269	22,133	4,511
Notes payable, net of discount, including current portion	1,333	1,524	—
Convertible preferred stock	—	9,653	4,707
Common stock and additional paid-in capital	156,777	1,947	1,885
Total stockholders' equity (deficit)	105,583	(14,191)	(1,285)

(1)

See Note 14 to our consolidated financial statements appearing elsewhere in this Annual Report for further details on the calculation of basic and diluted net loss per share attributable to common stockholders.

(2)	We define working capital as current assets less current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Annual Report on Form 10-K, including those risks identified under the Risk Factors section. We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made.

Our actual results and timing of certain events may differ materially from the results discussed, projected, anticipated, or indicated in any forward-looking statements. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, they may not be predictive of results or developments in future periods. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

We are a leading gene therapy company focused on discovering and developing new therapeutic products for people living with rare diseases associated with the liver and caused by genetic mutations. The liver is a vital organ that plays an important role in human metabolism and key physiologic functions, and is the target organ for our initial programs: hemophilia B, hemophilia A, OTC deficiency and GSDIa. We continue to advance our lead clinical program in hemophilia B, and our preclinical programs, and retain the global rights to all of our liver-directed programs, with the exception of our hemophilia A program, which is partnered with Bayer. We have developed a robust scientific platform that brings together deep expertise in rare genetic diseases, liver biology, AAV gene therapy and vector manufacturing. We believe that by leveraging the expertise created by our platform we will be able to accelerate the research and development of our pipeline of programs while continuing to discover and develop the next generation of products in this field. We believe that our manufacturing processes, methods and expertise will ultimately give us the most comprehensive manufacturing platform developed to date for AAV-based gene therapy product candidates.

Our pipeline consists of the following programs for the treatment of hemophilia and other rare diseases:

•

DTX101 is our lead gene therapy product candidate designed to deliver FIX gene expression in patients with hemophilia B. Hemophilia B is a rare genetic bleeding disorder resulting from a deficiency in FIX. In 2013, the World Federation of Hemophilia estimated that there were approximately 28,000 hemophilia B patients worldwide, including approximately 4,000 patients in the United States. In January 2016 we initiated dosing in our Phase I/II open-label clinical trial in adults with moderate/severe to severe hemophilia B. We expect to disclose data from our Phase I/II clinical trial in the second half of 2016. In February 2016, we received notification on our Clinical Trial Application, or CTA, from the MHRA in the United Kingdom allowing us to proceed with our Phase I/II clinical trial of DTX101 for the treatment of hemophilia B. DTX101 was granted Orphan Drug Designation in the United States in August 2015, Fast Track Designation in September 2015, and in January 2016 we received a positive opinion from the European Commission, acting on the positive recommendation from the EMA designating DTX101 as an orphan medicinal product for the treatment of hemophilia B.

•

DTX201 is our FVIII gene therapy program for the treatment of hemophilia A that we are developing in collaboration with Bayer, a global leader in the development and commercialization of innovative therapeutics for treating patients with hemophilia. Under the agreement, we are responsible for the development of DTX201 through a proof-of-concept clinical trial, with full reimbursement from Bayer for all project costs in accordance with the mutually agreed upon research budget. Bayer is responsible for any subsequent clinical trials and commercialization. We also received an upfront payment of $20.0 million and are eligible for potential development and commercialization milestone payments of up to $232.0 million, as well as royalties on product sales. The relationship with Bayer brings non-dilutive financial benefits and allows us to leverage Bayer’s significant experience in the hemophilia market. Hemophilia A is the most common form of hemophilia with approximately 140,000 patients worldwide. We selected a candidate in 2015 and have initiated IND-enabling activities for DTX201 in 2016. To evaluate the therapeutic response of DTX201, we plan to assess clotting factor levels and annual bleeding rates, which are two well-established measures of hemophilia A disease status.

•

DTX301 is our gene therapy product candidate designed for the treatment of patients with OTC deficiency. OTC deficiency is the most common urea cycle disorder and we estimate that there are approximately 10,000 patients worldwide with OTC deficiency, of which we estimate approximately 80% are classified as late-onset, our target population. We are completing IND-enabling studies of DTX301 and plan to file an IND and initiate dosing in the second half of 2016. DTX301 was also granted Orphan Drug Designation in the United States and Europe in January and March 2016, respectively. To evaluate therapeutic response of DTX301, we plan to measure ammonia levels, which is a well-established measure of OTC deficiency disease status.

DTX401 is our gene therapy program for the treatment of patients with GSDIa, a disease that arises from a defect in G6Pase, an essential enzyme in glycogen and glucose metabolism. We selected a candidate in the second half of 2015 and are initiating IND-enabling activities to support an IND filing for DTX401 by the end of 2016. To evaluate the therapeutic response to DTX401, we plan to measure glucose, which is a well-established measure of GSDIa disease status.

•

Beyond our current pipeline of programs, we plan to disclose three new rare disease programs in 2016. In addition, we intend to focus our research and development on future product candidates that treat well-understood rare monogenic diseases associated with the liver that we believe are well-suited to our gene therapy platform and can leverage learnings from our current programs. We select our programs based on demonstrated preclinical proof of concept in well-described or validated animal models. We seek to address clear unmet medical need in readily identifiable patient populations for which there are no therapies or where current standards of care only manage symptoms

Since our inception on June 20, 2013, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and developing product and technology rights, and conducting research and development activities for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date with proceeds from the sale of our equity securities and payments received in connection with our collaboration agreement with Bayer, and, to a lesser extent, through borrowings under a loan and security agreement, as amended, that we entered into with SVB in August 2014. Through December 31, 2015, we had received net proceeds of $88.8 million from our sales of preferred stock, $63.4 million from our IPO, $30.9 million under the collaboration agreement with Bayer, and $1.8 million from borrowings under a loan and security agreement.

On October 27, 2015 we completed our IPO, which resulted in the issuance and sale of 5,500,000 shares of our common stock at a public offering price of $13.00 per share, resulting in net proceeds of $63.4 million after deducting underwriting discounts and other offering costs. Upon the closing of the IPO, all outstanding shares of our Convertible Preferred Stock were automatically converted into 15,286,968 shares of our common stock. On November 25, 2015, the underwriters of our IPO exercised their over-allotment option to purchase an additional 104,775 shares of common stock at the initial public offering price of $13.00 per share, resulting in net proceeds of $1.3 million, after deducting underwriting discounts and other offering costs.

Since our inception, we have incurred significant operating losses. Our net loss was $35.1 million, $13.0 million and $3.2 million for the years ended December 31, 2015 and 2014 and for the period from inception (June 20, 2013) to December 31, 2013, respectively. As of December 31, 2015, we had an accumulated deficit of $51.2 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

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

As of December 31, 2015, we had cash and cash equivalents of $127.0 million. We believe with our existing cash and cash equivalents as of December 31, 2015, payments received in connection with our collaboration agreement with Bayer and borrowing capacity under our loan and security agreement with SVB, will enable us to fund our operating expenses and capital expenditure requirements through Q4 2017. See “— Liquidity and Capital Resources.”

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

The deliverables under our agreement with Bayer include (1) research services to be provided over the research term, (2) a development and commercialization license and (3) our participation in a Joint Steering Committee, or JSC, and a Joint Research and Development Committee, or JRDC, to be provided over the research term. We determined that the development and commercialization license and involvement in the JSC and the JRDC do not have standalone value to Bayer and, therefore, are not separable from the delivery of the research services. Therefore, all deliverables under the agreement have been combined and accounted for as a single unit of accounting. Accordingly, the upfront license payment and research payments are being recognized by us as revenue on a straight-line basis over the estimated performance period, which approximates the 54-month research term of the agreement with Bayer that commenced in June 2014. As future research payments are earned, we will recognize as revenue the portion of payments equal to the percentage of the elapsed research term to the total estimated research term, with the remaining portion of consideration received being recognized over the remaining estimated performance period on a straight-line basis. We concluded at the outset of the arrangement that none of the future milestone payments included in the arrangement qualified as substantive milestones. Any future milestone payments will be recognized, along with the other arrangement consideration, over the remaining estimated period of performance, if any, beginning at the time a milestone payment is earned, with a cumulative catch-up being recognized for the elapsed portion of the estimated research term. As of December 31, 2015, we had not earned any milestone or royalty payments.

During the years ended December 31, 2015 and 2014, we recognized revenue of $7.8 million and $2.8 million, respectively, related to our collaboration agreement with Bayer. During the years ended December 31, 2015 and 2014, we earned research payments under the collaboration agreement of $7.7 million and $3.3 million, respectively. As of December 31, 2015, we had short-term and long-term deferred revenue of $6.8 million and $13.7 million, respectively, related to our collaboration agreement with Bayer.

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
•

expenses incurred in connection with the preclinical and clinical development of our product candidates, including the sponsored research and option agreement with the University of Pennsylvania and our manufacturing agreements with contract manufacturing organizations, or CMOs, and under agreements with contract research organizations, or CROs;

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

The table below summarizes our research and development expenses incurred by development program:

	Year Ended December 31,		Period from Inception (June 20, 2013) to December 31,
	2015	2014	2013
	(in thousands)
DTX101	$9,354	$4,307	$397
DTX201	4,046	3,282	364
DTX301	2,474	350	—
DTX401	554	—	—
Unallocated expenses	17,564	5,035	2,045
Total research and development expenses	$33,992	$12,974	$2,806

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

Interest Income (Expense), net

Interest income (expense), net consists of interest earned on our cash and cash equivalents, as well as interest expense incurred on borrowings at various dates under our loan and security agreement entered into in August 2014, as amended.

Income Taxes

Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. We did not provide for any income taxes in any of the years ended December 31, 2015 or 2014.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that the estimates and assumptions involved in the accounting policies described below may have the greatest potential impact on our consolidated financial statements and, therefore, consider these to be our critical accounting policies. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions.

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Annual Report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition. Accordingly, we recognize revenue for each unit of accounting when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectability is reasonably assured.

Collaborative Research and License Agreement

The terms of our collaboration agreement with Bayer contains multiple deliverables, including licensing and research and development activities. The arrangement consideration from collaboration agreements, like the one we have with Bayer, typically include nonrefundable upfront license fees, payments for research and development activities, reimbursement of certain third-party costs, payments based upon the achievement of specified development and commercialization milestones, and royalty payments based on product sales derived from the collaboration. We evaluate our collaborative agreements for proper classification in our statements of operations and comprehensive loss based on the nature of the underlying activity. We generally reflect as revenue amounts due under our collaborative agreements related to reimbursement of development activities as we are generally the principal under the arrangement. We evaluate multiple-element arrangements based on the guidance in ASC Topic 605-25, Revenue Recognition — Multiple-Element Arrangements, or ASC 605-25. Pursuant to the guidance in ASC 605-25, we evaluate multiple-element arrangements to determine (1) the deliverables included in the arrangement and (2) whether the individual deliverables represent separate units of accounting or whether they must be accounted for as a combined unit of accounting. When deliverables are separable, consideration received is allocated to the separate units of accounting based on the relative selling price method and the appropriate revenue recognition principles are applied to each unit. When we determine that an arrangement should be accounted for as a single unit of accounting, we must determine the period over which the performance obligations will be performed and revenue will be recognized. This evaluation requires us to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. Deliverables are considered separate units of accounting provided that the delivered item has value to the customer on a standalone basis and, if the arrangement includes a general right of return with respect to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in our control. In assessing whether an item has standalone value, we consider factors such as the research, development, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, we consider whether the collaboration partner can use any other deliverable for its intended purpose without the receipt of the remaining deliverable, whether the value of the deliverable is dependent on the undelivered item, and whether there are other vendors that can provide the undelivered items.

The consideration received under the arrangement that is fixed or determinable is then allocated among the separate units of accounting based on the relative selling prices of the separate units of accounting. We determine the selling price of a unit of accounting within each arrangement following the hierarchy of evidence prescribed by ASC 605-25. Accordingly, we determine the estimated selling price for units of accounting within each arrangement using vendor-specific objective evidence, or VSOE, of selling price, if available; third-party evidence, or TPE, of selling price if VSOE is not available; or best estimate of selling price, or BESP, if neither VSOE nor TPE is available. We typically use BESP to estimate the selling price as we generally do not have VSOE or TPE of selling price for our units of accounting. Determining the BESP for a unit of accounting requires significant judgment. In developing the BESP for a unit of accounting, we consider applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. We validate the BESP for units of accounting by evaluating whether changes in the key assumptions used to determine the BESP will have a significant effect on the allocation of arrangement consideration between multiple units of accounting.

We recognize arrangement consideration allocated to each unit of accounting when all of the revenue recognition criteria in ASC 605 are satisfied for that particular unit of accounting. In the event that a deliverable does not represent a separate unit of accounting, we recognize revenue from the combined unit of accounting over the contractual or estimated performance period for the undelivered items, which is typically the term of our research and development obligations. If there is no discernible pattern of performance or objectively measurable performance measures do not exist, then we recognize revenue under the arrangement on a straight-line basis over the period we are expected to complete our performance obligations. Conversely, if the pattern of performance over which the service is provided to the customer can be determined and objectively measurable performance measures exist, then we recognize revenue under the arrangement using the proportional performance method. Revenue recognized is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the straight-line method or proportional performance method, as applicable, as of the period ending date.

Significant management judgment is required in determining the level of effort required under an arrangement and the period over which we are expected to complete our performance obligations under an arrangement. Steering committee services that are not inconsequential or perfunctory and that are determined to be performance obligations are combined with other research services or performance obligations required under an arrangement, if any, in determining the level of effort required in an arrangement and the period over which we expect to complete our aggregate performance obligations.

At the inception of an arrangement that includes milestone payments, we evaluate whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether: (1) the consideration is commensurate with either our performance to achieve the milestone or the enhancement of the value of the delivered item as a result of a specific outcome resulting from our performance to achieve the milestone, (2) the consideration relates solely to past performance, and (3) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. We evaluate factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the particular milestone and the level of effort and investment required to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether a milestone satisfies all of the criteria required to conclude that a milestone is substantive. We will recognize revenue in its entirety upon successful accomplishment of any substantive milestones, assuming all other revenue recognition criteria are met. Milestones that are not considered substantive are recognized as earned if there are no remaining performance obligations or over the remaining period of performance, with a cumulative catch-up being recognized for the elapsed portion of the period of performance, assuming all other revenue recognition criteria are met.

To date, we have not recorded any substantive milestones under our collaboration agreement with Bayer because no milestones that meet the required criteria listed above have been identified. Payments for achievement of non-substantive milestones are deferred and recognized as revenue over the estimated period of performance applicable to our collaborative arrangement. As these milestones are achieved, we will recognize as revenue a portion of the milestone payment that is equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment, upon achievement of such milestone. We will recognize the remaining portion of the milestone payment over the remaining performance period under either the proportional performance method or on a straight-line basis.

Amounts received prior to satisfying the revenue recognition criteria listed above are recorded as deferred revenue in the accompanying balance sheets. Although we follow detailed guidelines in measuring revenue, certain judgments affect the application of our revenue policy. For example, in connection with our existing collaboration agreement, we have recorded on our balance sheet short-term and long-term deferred revenue based on our best estimate of when such revenue will be recognized. Short-term deferred revenue consists of amounts that are expected to be recognized as revenue in the next 12 months. Amounts that we expect will not be recognized within the next 12 months are classified as long-term deferred revenue. However, this estimate is based on our current research plan and, if our research plan should change in the future, we may recognize a different amount of deferred revenue over the following 12-month period.

The estimate of deferred revenue also reflects management's estimate of the periods of our involvement in our collaboration. Our performance obligations under this collaboration consist of participation on steering committees and the performance of other research and development services. In certain instances, the timing of satisfying these obligations can be difficult to estimate. Accordingly, our estimates may change in the future. Such changes to estimates would result in a change in prospective revenue recognition amounts. If these estimates and judgments change over the course of any of our collaborative agreements, it may affect the timing and amount of revenue that we recognize and record in future periods.

Accrued Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a predetermined schedule or when contractual milestones are met; however, some require advanced payments. We make estimates of our accrued expenses as of each balance sheet date in the financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of these estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to:

•	vendors in connection with preclinical development activities;
•	CMOs in connection with the production of preclinical and clinical trial materials;
•	CROs and academic sites under sponsored research agreements, or SRAs, in connection with preclinical and clinical studies; and
•	investigative sites in connection with clinical trials.

We base our expenses related to preclinical studies and, in the future, clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple research institutions and CROs that conduct and manage preclinical studies and clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expenses accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

Stock-Based Compensation

We measure stock options and other stock-based awards granted to employees and directors based on the fair value on the date of the grant and recognize the corresponding compensation expense of those awards, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. Generally, we issue stock options and restricted stock awards with only service based vesting conditions and record the expense for these awards using the straight-line method.

For stock-based awards granted to consultants and non-employees, compensation expense is recognized over the period during which services are rendered by such consultants and non-employees until completed. At the end of each financial reporting period prior to completion of the service, the fair value of these awards is remeasured using the then-current fair value of our common stock and updated assumption inputs in the Black-Scholes option-pricing model.

We estimate the fair value of each stock option grant using the Black-Scholes option-pricing model, which uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield.

Determination of the Fair Value of Common Stock

As there has been no public market for our common stock prior to the IPO, the estimated fair value of our common stock has been determined by our board of directors as of the date of each option grant, with input from management, considering our most recently available third-party valuations of common stock and our board of directors' assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants' Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Our common stock valuations were prepared using either an option-pricing method, or OPM, or a hybrid method, which used market approaches to estimate our enterprise value. The hybrid method is a probability-weighed expected return method, or PWERM, where the equity value in one or more of the scenarios is calculated using an OPM. The OPM treats common stock and preferred stock as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company's securities changes.

Under this method, the common stock has value only if the funds available for distribution to stockholders exceeded the value of the preferred stock liquidation preferences at the time of the liquidity event, such as a strategic sale or a merger. The PWERM is a scenario-based methodology that estimates the fair value of common stock based upon an analysis of future values for the Company, assuming various outcomes. The common stock value is based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available as well as the rights of each class of stock. The future value of the common stock under each outcome is discounted back to the valuation date at an appropriate risk-adjusted discount rate and probability weighted to arrive at an indication of value for the common stock. These third-party valuations were performed at various dates, which resulted in valuations of our common stock of $0.38 per share as of December 31, 2013, $0.56 per share as of June 20, 2014, $3.57 per share as of April 21, 2015, $4.09 per share as of June 1, 2015, $4.85 per share as of August 4, 2015 and $10.20 per share as of September 4, 2015. In addition to considering the results of these third-party valuations, our board of directors considered various objective and subjective factors to determine the fair value of our common stock as of each grant date, which may be a date later than the most recent third-party valuation date, including:

•	the prices at which we sold shares of preferred stock and the superior rights and preferences of the preferred stock relative to our common stock at the time of each grant;
•	the progress of our research and development programs, including the status of preclinical studies and planned clinical trials for our product candidates;
•	our stage of development and commercialization and our business strategy;
•	external market conditions affecting the biotechnology industry, and trends within the biotechnology industry;
•	our financial position, including cash on hand, and our historical and forecasted performance and operating results;
•	the lack of an active public market for our common stock and our preferred stock;
•	the likelihood of achieving a liquidity event, such as an initial public offering, or IPO, or a sale of our company in light of prevailing market conditions; and
•	the analysis of IPOs and the market performance of similar companies in the biopharmaceutical industry.

The assumptions underlying these valuations represent management's best estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation expense could be materially different.

In the course of preparing the IPO offering documents, in July 2015, we performed a retrospective fair value assessment and concluded that the fair value of our common stock underlying stock options we granted on March 27, 2014 and April 22, 2014 was $0.53 per share for accounting purposes and that the fair value of our common stock underlying stock options we granted on September 25, 2014, October 21, 2014 and December 17, 2014 was $0.58 per share for accounting purposes. The respective reassessed values, which we applied to determine the fair values of the March and April stock option grants and the September, October and December stock option grants to determine stock-based compensation expense for accounting purposes, were based in part upon a revised valuation of our common stock prepared as of December 31, 2013 and a first-time valuation of our common stock prepared as of September 25, 2014, performed on a retrospective basis with the assistance of a third-party specialist. The revised December 31, 2013 valuation and the September 25, 2014 valuation were performed using an OPM backsolve to determine our enterprise value.

Subsequent to the IPO, the fair value of our common stock was determined based on the quoted market price of our common stock.

Related Party Transactions

During the years ended December 31, 2015 and 2014 and for the period from inception (June 20, 2013) to December 31, 2013, we transacted with a number of related parties in the course of ordinary business. Our related party transactions are described in detail in Note 9 to our financial statements appearing elsewhere in this Annual Report on Form 10-K.

Emerging Growth Company Status

The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, permits an "emerging growth company" such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have irrevocably elected to "opt out" of this provision and, as a result, we will comply with new or revised accounting standards when they are required to be adopted by public companies that are not emerging growth companies.

Results of Operations

Comparison of the Years Ended December 31, 2015 and 2014

The following table summarizes our results of operations for the years ended December 31, 2015 and 2014:

	Year Ended December 31,		Increase
	2015	2014	(Decrease)
	(in thousands)
Revenue	$7,750	$2,750	$5,000
Operating expenses:
Research and development	33,992	12,974	21,018
General and administrative	8,723	2,727	5,996
Total operating expenses	42,715	15,701	27,014
Loss from operations	(34,965)	(12,951)	(22,014)
Interest income (expense), net	(91)	(17)	(74)
Net loss	$(35,056)	$(12,968)	$(22,088)

Revenue

We recognized $7.8 million of revenue for the years ended December 31, 2015 compared to $2.8 million for the years ended December 31, 2014. Revenue for the year ended December 31, 2015 and 2014 resulted from our collaboration agreement with Bayer, which commenced in June 2014. Amounts recorded as deferred revenue under the collaboration agreement with Bayer totaled $20.5 million and $22.6 million as of December 31, 2015 and 2014, respectively.

Research and Development Expenses

	Year Ended December 31,		Increase
	2015	2014	(Decrease)
	(in thousands)
Direct research and development expenses by program:
DTX101	$9,354	$4,307	$5,047
DTX201	4,046	3,282	764
DTX301	2,474	350	2,124
DTX401	554	—	554
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	7,406	2,105	5,301
Services	3,128	1,384	1,744
Facility related	1,065	397	668
Licensing fees	3,000	150	2,850
Lab consumables and other	2,965	999	1,966
Total research and development expenses	$33,992	$12,974	$21,018

Research and development expenses were $34.0 million for the year ended December 31, 2015, compared to $13.0 million for the year ended December 31, 2014. The increase of $21.0 million was due to an increases of $5.0 million in DTX101-related expenses as we increased our manufacturing activities and advanced our preclinical studies and prepared to begin our clinical studies, $0.8 million in DTX201 project costs as we increased our manufacturing activities and advanced our preclinical development, $2.1 million of costs incurred in the manufacturing and preclinical development of DTX301, $0.6 million of costs incurred in the preclinical development of DTX401, and $12.5 million of unallocated research and development expenses. The increase of $12.5 million in unallocated research and development expenses was due to:

•

$5.3 million increase in personnel-related costs (including stock-based compensation) as a result of the hiring of 19 employees, after which we had a total of 40 employees in research and development functions, primarily in process development roles, as of December 31, 2015;

•

$1.7 million increase in expenses for services provided to us in connection with research and development activities not specific to any program, which were primarily due to increased outsourcing of resources;

•	$0.7 million increase in facilities related expenses as company leased additional office and laboratory space at our Cambridge, Massachusetts location in January 2015;
•	$2.9 million increase in research license fees is primarily due to our exercises of options with respect to three additional indications under the 2015 option and license agreement with REGENX; and
•

$2.0 million increase in lab consumables and other expenses due to a $0.7 million increase in lab consumables, and $ 0.5 million increase in depreciation expense, as well as a $0.8 million increase in other expenses.

General and Administrative Expenses

	Year Ended December 31,		Increase
	2015	2014	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$3,836	$453	$3,383
Professional fees	3,733	1,922	1,811
Facility related	399	201	198
Other	755	151	604
Total general and administrative expenses	$8,723	$2,727	$5,996

General and administrative expenses were $8.7 million for the year ended December 31, 2015, compared to $2.7 million for the year ended December 31, 2014. The increase of $6.0 million was primarily due to an increase of $3.4 million in personnel-related costs (including stock-based compensation) as a result of the hiring of 10 employees after which we had a total of 13 employees in general and administrative functions as of December 31, 2015, an increase of $1.8 million in professional fees for legal, accounting and audit services, public relations services, Board of Directors and recruiting fees, an increase of $0.2 million of facility-related expenses, and $0.6 million of other expenses, primarily franchise tax, information technology and travel expenses.

Interest Income (Expense), net

We recorded $91 thousand of interest expense, net of $6 of interest income, for the year ended December 31, 2015, compared to $17 thousand of interest expense, net of $1 of interest income, for the year ended December 31, 2014, which consisted of interest expense incurred on borrowings at various dates under our loan and security agreement entered into in August 2014.

Comparison of the Year Ended December 31, 2014 and for the period from inception (June 20, 2013) to December 31, 2013

The following table summarizes our results of operations for the years ended December 31, 2014 and for the period from inception (June 20, 2013) to December 31, 2013:

	Year Ended December 31,	Period from Inception (June 20, 2013) to December 31,	Increase
	2014	2013	(Decrease)
	(in thousands)
Revenue	$2,750	$—	$2,750
Operating expenses:
Research and development	12,974	2,806	10,168
General and administrative	2,727	364	2,363
Total operating expenses	15,701	3,170	12,531
Loss from operations	(12,951)	(3,170)	(9,781)
Interest income (expense), net	(17)	—	(17)
Net loss	$(12,968)	$(3,170)	$(9,798)

Revenue

We recognized $2.8 million of revenue for the year ended December 31, 2014 and no revenue for the period from inception (June 20, 2013) to December 31, 2013. Revenue for the year ended December 31, 2014 resulted from our collaboration with Bayer, which commenced in June 2014. Amounts recorded as deferred revenue under the collaboration agreement with Bayer totaled $22.6 million as of December 31, 2014.

Research and Development Expenses

	Year Ended December 31,	Period from Inception (June 20, 2013) to December 31,	Increase
	2014	2013	(Decrease)
	(in thousands)
Direct research and development expenses by program:
DTX101	$4,307	$397	$3,910
DTX201	3,282	364	2,918
DTX301	350	—	350
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	2,105	4	2,101
Services	1,384	241	1,143
Facility related	397	—	397
Licensing fees	150	1,800	(1,650)
Lab consumables and other	999	—	999
Total research and development expenses	$12,974	$2,806	$10,168

Research and development expenses were $13.0 million for the year ended December 31, 2014, compared to $2.8 million for the period from inception (June 20, 2013) to December 31, 2013. The increase of $10.2 million in research and development expenses was due to an increase of $3.9 million in DTX101-related expenses as we advanced our preclinical development, an increase of $2.9 million in DTX201 project costs as we advanced our preclinical development, an increase of $0.4 million of costs incurred on the preclinical development of DTX301, and an increase of $3.0 million, net, of unallocated research and development expenses. The increase in unallocated research and development expenses was primarily due to:

•

$2.1 million increase in personnel-related expenses (including stock-based compensation expense) as a result of the hiring of 20 employees, after which we had a total of 21 employees in research and development functions as of December 31, 2014.

•

$1.1 million increase in expenses for services provided to us in connection with research and development activities not specific to any program, which were primarily due to increased recruiting efforts and outsourcing of resources;

•	$0.4 million increase in facility-related expenses due to the commencement of our Cambridge, Massachusetts lease in March 2014;
•	$1.7 million decrease in licensing fees, which were incurred in connection with entering into the 2013 license agreement with REGENX in October 2013; and
•	$1.0 million increase in lab consumables and other expenses.

General and Administrative Expenses

	Year Ended December 31,	Period from Inception (June 20, 2013) to December 31,	Increase
	2014	2013	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$453	$89	$364
Professional fees	1,922	272	1,650
Facility related	201	—	201
Other	151	3	148
Total general and administrative expenses	$2,727	$364	$2,363

General and administrative expenses were $2.7 million for the year ended December 31, 2014 compared to $0.4 million for the period from inception (June 20, 2013) to December 31, 2013. The increase of $2.4 million was primarily due to an increase of $0.4 million in personnel related costs (including stock-based compensation), stemming from the recruitment and hiring of four corporate and administrative employees during the year ended December 31, 2014. In addition, professional fees, including legal, recruiting, consulting, investor relations, accounting and other services provided to us, increased by $1.7 million due to advancing our activities and operations.

Interest Income (Expense), net

We recorded $17 thousand of interest expense for the year ended December 31, 2014, compared to $0 for the period from inception (June 20, 2013) to December 31, 2013, which consisted of interest expense incurred on borrowings at various dates under our loan and security agreement entered into in August 2014.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have generated revenue to date only from our collaboration agreement with Bayer. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any product for several years, if at all. We have funded our operations to date with proceeds from the sale of our equity securities and payments received in connection with our collaboration agreement with Bayer, and, to a lesser extent, through borrowings under a loan and security agreement, as amended, that we entered into with SVB in August 2014. Through December 31, 2015, we had received net proceeds of $88.8 million from our sales of preferred stock, $30.9 million from our collaboration agreement with Bayer, $1.8 million of borrowings under a loan and security agreement and net proceeds of $63.4 million from our IPO.

On October 27, 2015, we completed an IPO of our common stock, which resulted in the issuance and sale of 5,500,000 shares of our common stock at a public offering price of $13.00 per share, resulting in net proceeds of $63.4 million after deducting underwriting discounts and other offering costs. On November 25, 2015, the underwriters of our IPO exercised their over-allotment option to purchase an additional 104,775 shares of common stock at the initial public offering price of $13.00 per share, resulting in net proceeds of $1.3 million, after deducting underwriting discounts and other offering costs.

As of December 31, 2015, we had $127.0 million in cash equivalents. The Company's cash equivalents consisted of investments in a money market fund.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,		Period from Inception (June 20, 2013) to December 31,
	2015	2014	2013
	(in thousands)
Cash (used in) provided by operating activities	$(32,029)	$8,760	$(192)
Cash used in investing activities	(2,481)	(1,755)	—
Cash provided by financing activities	143,644	6,401	4,699
Net increase in cash and cash equivalents	$109,134	$13,406	$4,507

Operating activities. During the year ended December 31, 2015, operating activities used $32.0 million of cash, resulting from our net loss of $35.1 million, partially offset by cash provided by changes in our operating assets and liabilities of $1.0 million and by non-cash charges of $2.1 million. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2015 consisted primarily of a $1.1 million increase in accounts payable, a $1.8 million decrease in accounts receivable from Bayer, and a $2.4 million increase in accrued expense and other current liabilities and amounts due to related parties These increases in accrued expenses and other current liabilities and accounts payable were due to the timing of vendor invoicing and payments. These changes were partially offset by a $2.3 million increase in prepaid expenses and other current assets, primarily due to prepayments of external program-related expenses, and a $2.1 million decrease in deferred revenue from Bayer.

During the year ended December 31, 2014, operating activities provided $8.8 million of cash, primarily resulting from cash provided by changes in our operating assets and liabilities of $21.4 million and non-cash charges of $0.3 million, partially offset by our net loss of $13.0 million. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2014 consisted primarily of a $22.6 million increase in deferred revenue related to research payments received from Bayer in connection with our collaboration agreement, a $0.8 million increase in accrued expenses and other current liabilities and amounts due to related parties and a $0.4 million increase in accounts payable. These increases in accrued expenses and other current liabilities and accounts payable were due to the timing of vendor invoicing and payments. These increases were partially offset by a $2.0 million increase in accounts receivable from Bayer and a $0.4 million increase in prepaid expenses and other current assets. The increase in prepaid expenses and other current assets was primarily due to deposits and prepayments of maintenance agreements.

During the period from inception (June 20, 2013) to December 31, 2013, operating activities used $0.2 million of cash, resulting from our net loss of $3.2 million, partially offset by non-cash charges of $1.9 million and by cash provided by changes in our operating assets of $1.1 million. Net cash provided by changes in our operating assets and liabilities for the period from inception (June 20, 2013) to December 31, 2013 consisted primarily of a $1.0 million increase in amounts due to related parties and a $0.1 million increase in accounts payable, both which were due to the commencement of our operations.

Investing activities. During the year ended December 31, 2015, we used $2.2 million of cash in investing activities, consisting primarily of purchases of property and equipment of $2.3 million, which was partially offset by the return of the lease deposit of $0.1 million.

During the year ended December 31, 2014, we used $1.8 million of cash in investing activities, consisting of purchases of property and equipment of $1.7 million and lease deposits of $0.1 million.

During the period from inception (June 20, 2013) to December 31, 2013, we had no investing activities.

Financing activities. During the year ended December 31, 2015, net cash provided by financing activities was $143.7 million, consisting of net proceeds from our initial public offering of $64.6 million, net proceeds from our issuances of preferred stock of $79.2 million and net proceeds from our issuance of notes payable of $0.2 million, of which were partially offset by $0.4 million of principal repayments under our loan and security agreement.

During the year ended December 31, 2014, net cash provided by financing activities was $6.4 million, consisting of net proceeds from our issuance of Series A preferred stock of $4.9 million and net proceeds from our issuance of notes payable of $1.5 million.

During the period from inception (June 20, 2013) to December 31, 2013, net cash provided by financing activities was $4.7 million, consisting of net proceeds from our issuance of Series A preferred stock.

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

As of December 31, 2015, we had cash and cash equivalents of $127.0 million. We expect that our existing cash and cash equivalents, payments received in connection with our collaboration agreement with Bayer and borrowing capacity under our loan and security agreement with SVB, will enable us to fund our operating expenses and capital expenditure requirements through Q4 2017. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Loan and Security Agreement

On August 21, 2014, we entered into a loan and security agreement with SVB as amended, which provided for advances under an equipment line of up to $1.8 million. Through December 31, 2015, we had borrowed the full $1.8 million available under the loan and security agreement and had made $0.4 million of scheduled principal repayments. Under the loan and security agreement, for each advance under the equipment line, we are obligated to make six monthly, interest-only payments. Thereafter, we are obligated to pay 36 monthly installments of interest and principal. Outstanding principal under the loan and security agreement accrue interest at an annual rate of 5.5%, which was determined on the date of each drawdown based on at an annual rate of 2.25% plus the greater of (1) 3.25% or (2) the rate of interest per annum from time to time published in the money rates section of The Wall Street Journal as the prime rate then in effect. Borrowings under the loan and security agreement are secured by substantially all of our assets, except for our intellectual property.

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

In connection with entering into the loan and security agreement, in August 2014, we granted to the lender a warrant to purchase 11,973 shares of our common stock at an exercise price of $0.56 per share. This warrant was exercised at the option of the lender by the option of a cashless exercise in December 2015 resulting in the issuance of 11,306 of our common shares.

In December 2015, we amended the loan and security agreement (the “First Amendment”) with SVB in connection with the formation of our securities corporation. The amendment call for us and our subsidiaries, excluding our securities corporation, to maintain all operating, depository and securities accounts with SVB, provided, further, we shall have at all times at least 105% of the then-outstanding loan obligations on deposit in operating, depository and securities accounts maintained with SVB.

In February 2016, we entered into a second amendment to the loan and security agreement (the “Second Amendment”) with SVB. Under the Second Amendment, the Company may borrow an aggregate principal amount of up to $7.0 million for certain equipment purchases (see note 18).

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2015 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments(1)	$3,969	$1,055	$2,259	$655	$—
Debt obligations(2)	1,448	644	804	—	—
Research and development agreement(3)	488	244	244	—	—
Total	$5,905	$1,943	$3,307	$655	$—

(1)

Amounts in the table reflect payments due for our lease of office and laboratory space in Cambridge, Massachusetts under an operating lease agreement that, as amended, expires in January 2018, and payments due for our lease of office and laboratory space in Woburn, Massachusetts under an operating lease agreement entered into in November 2015.

(2)	Amounts in the table reflect the contractually required principal and interest payments payable pursuant to outstanding equipment loans under our loan and security agreement.
(3)

In June 2015, we entered into a three-year cooperative research and development agreement with the Eunice Kennedy Shriver National Institute of Child Health and Human Development, an institute of the U.S. National Institutes of Health, to conduct on our behalf a non-clinical study to investigate the effectiveness of a potential gene therapy treatment for patients with GSDIa.

Under various licensing and related agreements, we will be required to make milestone payments and pay royalties and other amounts to third parties. We have not included any contingent payment obligations, such as milestones or royalties, in the table above as the amount, timing and likelihood of such payments are not known.

Under the 2013 license agreement with REGENX, we are required to pay low to mid single-digit royalties on net sales of each developed product as well as milestone fees, if any, owed by REGENX to GlaxoSmithKline, or GSK, or sublicense fees owed by REGENX to the University of Pennsylvania or GSK. As a result of our activities under the 2013 license agreement, the milestones payable will not exceed $1.65 million, not including any applicable 10% sublicensing fees REGENX may owe the University of Pennsylvania or GSK and for which we would be responsible to REGENX, and are payable contingent not only on us achieving the milestone, but also on us achieving the milestone before all other licensees. Under the 2015 option and license agreement with REGENX, we have agreed to make future milestone payments of up to an aggregate of $9.0 million per indication upon achieving specified development milestones with respect to any product developed utilizing any compound covered under the 2015 option and license agreement. As of December 31, 2015, we had not developed a commercial product using the licensed technologies and no pre-commercialization milestones had been achieved under these agreements. We have not included any contingent payment obligations, such as milestones or royalties, in the table above as the amount, timing and likelihood of such payments are not known.

We have a sponsored research and option agreement with University of Pennsylvania School of Medicine and are committed to spending over a two-year term ending December 31, 2016. This agreement, as amended, allows for termination upon notice, provided that we reimburse University of Pennsylvania School of Medicine for any of its allowable commitments made to others at that time, in an amount not to exceed $1.4 million.

We enter into contracts in the normal course of business with various third parties for preclinical research studies, clinical trials, testing and other services. These contracts generally provide for termination upon notice, and therefore we believe that our noncancelable obligations under these agreements are not material.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Recently Issued and Adopted Accounting Pronouncements

We have reviewed all recently issued standards and have determined that, other than as disclosed in Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K, such standards will not have a material impact on our consolidated financial statements or do not otherwise apply to our operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2015, we had $127.0 million of cash equivalents comprised of overnight money market funds. As a result, a change in market interest rates would not have a material impact on our financial position or results of operations.

Item 8. Financial Statements and Supplementary Data.

The financial statements and supplementary data are listed under Part IV, Item 15 in this Annual Report on Form 10-K and are included at the end of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Based on this evaluation, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2015.

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2015.

Item 14. Principal Accounting Fees and Services.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2015.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)

(b)	The Index to Exhibits immediately following our Consolidated Financial Statements is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dimension Therapeutics, Inc.

Date: March 24, 2016	By:	/s/ Annalisa Jenkins
Annalisa Jenkins
President and Chief Executive Officer (Principal Executive Officer)

Date: March 24, 2016	By:	/s/ Jean Franchi
Jean Franchi
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Annalisa Jenkins	Chief Executive Officer and Director	March 24, 2016
Annalisa Jenkins	(Principal Executive Officer)

/s/ Jean Franchi	Chief Financial Officer	March 24, 2016
Jean Franchi	(Principal Financial Officer)

/s/ Rishi Gupta	Chairman of the Board of Directors	March 24, 2016
Rishi Gupta

/s/ Alan B. Colowick	Director	March 24, 2016
Alan B. Colowick

/s/ Mike Dybbs	Director	March 24, 2016
Mike Dybbs

/s/ Georges Gemayel	Director	March 24, 2016
Georges Gemayel

/s/ George Migausky	Director	March 24, 2016
George Migausky

/s/ Arlene M. Morris	Director	March 24, 2016
Arlene M. Morris

Exhibit Index

Exhibit Number	Description
3.1

Fourth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-206911) filed September 14, 2015)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-206911) filed September 14, 2015)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-206911) filed October 13, 2015)
4.2

Amended and Restated Investors' Rights Agreement among the Registrant and certain of its stockholders, dated April 20, 2015 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-206911) filed September 14, 2015)

4.3

Warrant to Purchase Stock issued to Silicon Valley Bank, dated August 21, 2014 (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-206911) filed September 14, 2015)

10.1#

2015 Stock Option and Incentive Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-206911) filed October 13, 2015)

10.2#

2013 Stock Plan, as amended, and forms of award agreements thereunder (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-206911) filed September 14, 2015)

10.3#	2015 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-206911) filed September 14, 2015)
10.4#

Employment Agreement between Annalisa Jenkins and the Registrant, effective as of October 27, 2015 (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-206911) filed September 14, 2015)

10.5#

Employment Agreement between Samuel C. Wadsworth and the Registrant, effective as of October 27, 2015 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-206911) filed September 14, 2015)

10.6#

Employment Agreement between K. Reed Clark and the Registrant, effective as of October 27, 2015 (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-206911) filed September 14, 2015)

10.7#

Employment Agreement between Eric Crombez and the Registrant, effective as of October 27, 2015 (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-206911) filed September 14, 2015)

10.8†

License Agreement between ReGenX Biosciences, LLC and the Registrant, dated October 30, 2013, as amended (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-206911) filed October 13, 2015)

10.9†

Option and License Agreement between REGENXBIO Inc. and the Registrant, dated March 10, 2015 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-206911) filed October 13, 2015)

10.10†

Collaboration and License Agreement between Bayer Healthcare LLC and the Registrant, dated June 18, 2014 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-206911) filed October 13, 2015)

10.11†

Sponsored Research and Option Agreement between the Registrant and The Trustees of the University of Pennsylvania, dated January 1, 2015, as amended (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-206911) filed October 13, 2015)

10.12

Indenture of Lease between the Registrant and Rivertech Associates II, LLC, dated March 11, 2014, as amended (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-206911) filed September 14, 2015)

10.13

Form of Indemnification Agreement, to be entered into between the Registrant and its directors (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-206911) filed September 14, 2015)

10.14

Form of Indemnification Agreement, to be entered into between the Registrant and its officers (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-206911) filed September 14, 2015)

10.15*	Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated August 21, 2014, as amended
10.16#

Employment Agreement between Jean Franchi and the Registrant, effective as of October 27, 2015 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-206911) filed October 13, 2015)

Exhibit Number	Description
10.17

Lease Agreement, by and between the Registrant and ARE-MA Region No. 20, LLC, dated November 2, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37601) filed November 3, 2015)

21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoppers LLP, Independent Register Public Accounting Firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Indicates a management contract or any compensatory plan, contract or arrangement.
†	Confidential treatment has been granted with respect to certain portions of this document.
*	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dimension Therapeutics, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of convertible preferred stock and stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Dimension Therapeutics, Inc. and its subsidiary at December 31, 2015 and 2014, and the results of their operations and their cash flows for the years ended December 31, 2015 and 2014 and for the period from June 20, 2013 (date of inception) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

March 24, 2016

Boston, Massachusetts

DIMENSION THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$127,047	$17,913
Accounts receivable	143	1,974
Prepaid expenses and other current assets	2,740	404
Total current assets	129,930	20,291
Property and equipment, net	3,339	1,780
Other assets	—	62
Total assets	$133,269	$22,133
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,555	$675
Accrued expenses and other current liabilities	3,715	1,080
Amounts due to related parties	522	750
Deferred revenue	6,835	5,129
Notes payable	574	358
Total current liabilities	13,201	7,992
Deferred revenue, net of current portion	13,670	17,513
Notes payable, net of discount and current portion	759	1,166
Other liabilities	56	—
Total liabilities	27,686	26,671
Commitments and contingencies (Note 15)
Convertible preferred stock (Series A and B), $0.0001 par value; zero shares and 45,000,000 shares authorized as of December 31, 2015 and 2014, respectively; zero shares and 10,000,000 shares issued and outstanding as of December 31, 2015 and 2014, respectively; aggregate liquidation preference of $0 and $10,000 as of December 31, 2015 and 2014, respectively.	—	9,653
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 5,000,000 and zero shares authorized at December 31, 2015 and 2014, respectively; zero shares issued or outstanding at December 31, 2015 and 2014, respectively	—	—
Common stock, $0.0001 par value; 150,000,000 and 65,700,000 shares authorized as of December 31, 2015 and 2014 respectively; 25,008,227 and 4,056,818 shares issued and outstanding as of December 31, 2015 and 2014, respectively.	2	—
Additional paid-in capital	156,775	1,947
Accumulated deficit	(51,194)	(16,138)
Total stockholders’ equity (deficit)	105,583	(14,191)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$133,269	$22,133

The accompanying notes are an integral part of these consolidated financial statements.

DIMENSION THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,		Period from Inception (June 20, 2013) to December 31,
	2015	2014	2013
Revenue	$7,750	$2,750	$—
Operating expenses:
Research and development	33,992	12,974	2,806
General and administrative	8,723	2,727	364
Total operating expenses	42,715	15,701	3,170
Loss from operations	(34,965)	(12,951)	(3,170)
Interest income (expense), net	(91)	(17)	—
Net loss and comprehensive loss	(35,056)	(12,968)	(3,170)
Accretion of convertible preferred stock to redemption value	(23)	(71)	(8)
Net loss attributable to common stockholders	$(35,079)	$(13,039)	$(3,178)
Net loss per share attributable to common stockholders — basic and diluted	$(4.41)	$(3.61)	$(2.71)
Weighted average common shares outstanding — basic and diluted	7,949,670	3,610,592	1,173,631

The accompanying notes are an integral part of these consolidated financial statements.

DIMENSION THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Series A and B Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at Inception (June 20, 2013)	—	$—	—	$—	$—	$—	$—
Licensing fees paid in common stock	—	—	3,421,137	—	1,800	—	1,800
Consulting services paid in common stock	—	—	153,951	—	81	—	81
Issuance of Series A convertible preferred stock, net of issuance costs of $301	5,000,000	4,699	—	—	—	—	—
Issuance and vesting of restricted common stock for consulting services	—	—	85,528	—	8	—	8
Issuance of restricted common stock	—	—	54,629	—	—	—	—
Stock-based compensation expense	—	—	—	—	4	—	4
Accretion of convertible preferred stock to redemption value	—	8	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	(3,170)	(3,170)
Balances at December 31, 2013	5,000,000	$4,707	3,715,245	$—	$1,885	$(3,170)	$(1,285)
Issuance of Series A convertible preferred stock, net of issuance costs of $125	5,000,000	4,875	—	—	—	—	—
Issuance of common stock warrant in connection with notes payable	—	—	—	—	5	—	5
Vesting of restricted common stock issued for consulting services	—	—	—	—	42	—	42
Issuance of restricted common stock	—	—	341,573	—	—	—	—
Stock-based compensation expense	—	—	—	—	86	—	86
Accretion of convertible preferred stock to redemption value	—	71	—	—	(71)	—	(71)
Net loss	—	—	—	—	—	(12,968)	(12,968)
Balances at December 31, 2014	10,000,000	$9,653	4,056,818	$—	$1,947	$(16,138)	$(14,191)
Issuance of Series A convertible preferred stock, net of issuance costs of $20	14,500,000	14,480	—	—	—	—	—
Issuance of Series B convertible preferred stock, net of issuance costs of $261	20,183,824	64,739	—	—	—	—	—
Issuance of restricted common stock	—	—	35,788	—	—	—	—
Exercise of common stock options	—	—	12,572	—	5	—	5
Exercise of common stock warrants	—	—	11,306	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,333	—	1,333
Accretion of convertible preferred stock to redemption value	—	23	—	—	(23)	—	(23)
Conversion of redeemable convertible preferred stock to common stock	(44,683,824)	(88,895)	15,286,968	1	88,894	—	88,895
Initial public offering of common stock, net of commissions, underwriting discounts and offering costs	—	—	5,604,775	1	64,619	—	64,620
Net loss	—	—	—	—	—	(35,056)	(35,056)
Balances at December 31, 2015	—	$—	25,008,227	$2	$156,775	$(51,194)	$105,583

The accompanying notes are an integral part of these consolidated financial statements.

DIMENSION THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,		Period from Inception (June 20, 2013) to December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(35,056)	$(12,968)	$(3,170)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Licensing fees paid in common stock	—	—	1,800
Consulting services paid in common stock	—	42	89
Depreciation and amortization expense	716	164	—
Stock-based compensation expense	1,333	86	4
Non-cash interest expense	9	3	—
Changes in operating assets and liabilities:
Accounts receivable	1,831	(1,973)	(1)
Prepaid expenses and other current assets	(2,336)	(375)	(3)
Accounts payable	1,148	785	1,018
Accrued expenses and other current liabilities and amounts due to related parties	2,407	354	71
Deferred revenue	(2,137)	22,642	—
Other liabilities	56	—	—
Net cash (used in) provided by operating activities	(32,029)	8,760	(192)
Cash flows from investing activities:
Purchases of property and equipment	(2,543)	(1,667)	—
Lease deposits	62	(88)	—
Net cash used in investing activities	(2,481)	(1,755)	—
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	79,219	4,875	4,699
Proceeds from exercise of common stock options	5
Proceeds from issuance of notes payable and common stock warrant, net of issuance costs	194	1,526	—
Proceeds from initial public offering of common stock, net of commissions and underwriting discounts	67,762	—	—
Payments of initial public offering costs	(3,142)	—	—
Repayment of notes payable	(394)	—	—
Net cash provided by financing activities	143,644	6,401	4,699
Net increase in cash and cash equivalents	109,134	13,406	4,507
Cash and cash equivalents at beginning of period	17,913	4,507	—
Cash and cash equivalents at end of period	$127,047	$17,913	$4,507
Supplemental disclosure of cash flow information:
Interest paid	$82	$14	$—
Supplemental disclosure of non-cash investing and financing activities:
Accretion of convertible preferred stock to redemption value	$23	$71	$8
Issuance of common stock warrant in connection with notes payable	$—	$5	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$9	$277	$—
Conversion of preferred stock to common stock upon initial public offering	$88,895	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

DIMENSION THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

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

As of December 31, 2015 and December 31, 2014, the Company had an accumulated deficit of $51,194 and $16,138, respectively. The Company expects to continue to generate operating losses in the foreseeable future. On October 27, 2015 the Company completed an initial public offering (“IPO”) of its common stock, which resulted in the issuance and sale of 5,500,000 shares of its common stock at a public offering price of $13.00 per share, resulting in net proceeds of $63,368 after deducting underwriting discounts and other offering costs. Upon the closing of the IPO, all outstanding shares of the Company’s Convertible Preferred Stock were automatically converted into 15,286,968 shares of the Company’s common stock. On November 25, 2015, the underwriters of the Company’s IPO exercised their over-allotment option to purchase an additional 104,775 shares of common stock at the initial public offering price of $13.00 per share, resulting in net proceeds of $1,252 after deducting underwriting discounts and other offering costs. The Company may seek additional funding through public or private financings, debt financing, collaboration agreements or government grants.

In connection with preparing for the IPO, on October 9, 2015, the Company effected a one-for-2.923 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s Convertible Preferred Stock. Accordingly, all share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the preferred stock conversion ratios. The significant increase in common stock outstanding in October 2015 will impact the year-over-year comparability of the Company’s net loss per share calculations over the next year.

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

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements reflect the operations of Dimension Therapeutics, Inc. and Dimension Securities Corporation, our wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, revenue recognition, the accrual for research and development expenses and the valuation of common stock. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Concentrations of Credit Risk, Significant Customers and Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company generally invests its cash equivalents in a money market fund held at one financial institution. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

As of December 31, 2015 and 2014, the Company's accounts receivable balances resulted from its collaboration agreement with Bayer (see Note 8), and the Company believes Bayer to be creditworthy.

The Company is dependent on third-party manufacturers to supply products for research and development activities in its programs. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for the active pharmaceutical ingredients and formulated drugs related to these programs. These programs could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and formulated drugs.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders' equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. The Company did not record any deferred offering costs as of December 31, 2015 or 2014.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. As of December 31, 2015 and 2014, the Company's cash equivalents consisted of investments in a money market fund.

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method over the estimated useful life of each asset. Computer equipment is depreciated over five years. Laboratory equipment is depreciated over five years. Furniture and fixtures are depreciated over seven years. Leasehold improvements are amortized over the shorter of the lease term or the five-year estimated useful life of the asset. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income. Repairs and maintenance costs are expensed as incurred.

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. To date, the Company has not recorded any impairment losses on long-lived assets.

Fair Value Measurements

Certain assets of the Company are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

•Level 1 — Quoted prices in active markets for identical assets or liabilities.

•Level 2 — Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

•Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The Company's cash equivalents are carried at fair value, determined according to the fair value hierarchy described above (see Note 3). The carrying values of accounts receivable, accounts payable, accrued expenses and amounts due to related parties approximate their fair value due to the short-term nature of these assets and liabilities. The carrying value of the Company's outstanding notes payable (see Note 7) approximates fair value, reflecting interest rates currently available to the Company. The fair value of the notes payable was determined based on a discounted cash flow model, which represents a Level 3 measurement.

Debt Issuance Costs

The Company has early adopted the amendments to the Financial Accounting Standards Board ("FASB") Accounting Standards Codification made in Accounting Standards Update ("ASU") 2015-03, Interest — Imputation of Interest (Subtopic 835-30) ("ASU 2015-03") simplifying the presentation of debt issuance costs. According to ASU 2015-03, the Company presents debt issuance costs related to a recognized debt liability as a direct reduction from the carrying amount of that debt liability.

Segment Information

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. All of the Company's tangible assets are held in the United States. To date, all of the Company's revenue has been generated in the United States.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 605, Revenue Recognition. Accordingly, the Company recognizes revenue for each unit of accounting when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectability is reasonably assured.

Collaborative Research and License Agreements

The terms of these agreements contain multiple deliverables, which may include licenses and research and development activities. The terms of these agreements may also include nonrefundable upfront license fees, payments for research and development activities, reimbursement of certain third-party costs, payments based upon the achievement of specified milestones, and royalty payments based on product sales derived from the collaboration. The Company evaluates its collaborative agreements for proper classification in its statements of operations and comprehensive loss based on the nature of the underlying activity. The Company generally reflects as revenue amounts due under its collaborative agreements related to reimbursement of development activities as the Company is generally the principal under the arrangement.

The Company evaluates multiple-element arrangements based on the guidance in ASC Topic 605-25, Revenue Recognition — Multiple-Element Arrangements ("ASC 605-25"). Pursuant to the guidance in ASC 605-25, the Company evaluates multiple-element arrangements to determine (i) the deliverables included in the arrangement and (ii) whether the individual deliverables represent separate units of accounting or whether they must be accounted for as a combined unit of accounting. When deliverables are separable, consideration received is allocated to the separate units of accounting based on the relative selling price method and the appropriate revenue recognition principles are applied to each unit. When the Company determines that an arrangement should be accounted for as a single unit of accounting, the Company must determine the period over which the performance obligations will be performed and revenue will be recognized. This evaluation requires the Company to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. Deliverables are considered separate units of accounting provided that (i) the delivered item has value to the customer on a standalone basis and (ii) if the arrangement includes a general right of return with respect to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the Company's control. In assessing whether an item has standalone value, the Company considers factors such as the research, development, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, the Company considers whether the collaboration partner can use any other deliverable for its intended purpose without the receipt of the remaining deliverable, whether the value of the deliverable is dependent on the undelivered item, and whether there are other vendors that can provide the undelivered items.

The consideration received under the arrangement that is fixed or determinable is then allocated among the separate units of accounting based on the relative selling prices of the separate units of accounting. The Company determines the selling price of a unit of accounting within each arrangement following the hierarchy of evidence prescribed by ASC 605-25. Accordingly, the Company determines the estimated selling price for units of accounting within each arrangement using vendor-specific objective evidence ("VSOE") of selling price, if available; third-party evidence ("TPE") of selling price if VSOE is not available; or best estimate of selling price ("BESP"), if neither VSOE nor TPE is available. The Company typically uses BESP to estimate the selling price as it generally does not have VSOE or TPE of selling price for its units of accounting. Determining the BESP for a unit of accounting requires significant judgment. In developing the BESP for a unit of accounting, the Company considers applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. The Company validates the BESP for units of accounting by evaluating whether changes in the key assumptions used to determine the BESP will have a significant effect on the allocation of arrangement consideration between multiple units of accounting.

The Company recognizes arrangement consideration allocated to each unit of accounting when all of the revenue recognition criteria in ASC 605 are satisfied for that particular unit of accounting. In the event that a deliverable does not represent a separate unit of accounting, the Company recognizes revenue from the combined unit of accounting over the contractual or estimated performance period for the undelivered items, which is typically the term of the Company's research and development obligations. If there is no discernible pattern of performance or objectively measurable performance measures do not exist, then the Company recognizes revenue under the arrangement on a straight-line basis over the period the Company is expected to complete its performance obligations. Conversely, if the pattern of performance over which the service is provided to the customer can be determined and objectively measurable performance measures exist, then the Company recognizes revenue under the arrangement using the proportional performance method. Revenue recognized is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the straight-line method or proportional performance method, as applicable, as of the period ending date.

Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the Company is expected to complete its performance obligations under an arrangement. Steering committee services that are not inconsequential or perfunctory and that are determined to be performance obligations are combined with other research services or performance obligations required under an arrangement, if any, in determining the level of effort required in an arrangement and the period over which the Company expects to complete its aggregate performance obligations.

At the inception of an arrangement that includes milestone payments, the Company evaluates whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether: (i) the consideration is commensurate with either the Company's performance to achieve the milestone or the enhancement of the value of the delivered item as a result of a specific outcome resulting from the Company's performance to achieve the milestone, (ii) the consideration relates solely to past performance, and (iii) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. The Company evaluates factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the particular milestone and the level of effort and investment required to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether a milestone satisfies all of the criteria required to conclude that a milestone is substantive. The Company will recognize revenue in its entirety upon successful accomplishment of any substantive milestones, assuming all other revenue recognition criteria are met. Milestones that are not considered substantive are recognized as earned if there are no remaining performance obligations or over the remaining period of performance, with a cumulative catch-up being recognized for the elapsed portion of the period of performance, assuming all other revenue recognition criteria are met.

To date, the Company has not recorded any substantive milestones because no milestones that meet the required criteria listed above have been identified. Payments for achievement of non-substantive milestones are deferred and recognized as revenue over the estimated period of performance applicable to the collaborative arrangement. As these milestones are achieved, the Company will recognize as revenue a portion of the milestone payment that is equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment, upon achievement of such milestone. The Company will recognize the remaining portion of the milestone payment over the remaining performance period under either the proportional performance method or on a straight-line basis.

Amounts received prior to satisfying the revenue recognition criteria listed above are recorded as deferred revenue in the accompanying balance sheets. Although the Company follows detailed guidelines in measuring revenue, certain judgments affect the application of the Company's revenue policy. For example, in connection with its existing collaboration agreement, the Company has recorded on its balance sheet short-term and long-term deferred revenue based on its best estimate of when such revenue will be recognized. Short-term deferred revenue consists of amounts that are expected to be recognized as revenue in the next 12 months. Amounts that the Company expects will not be recognized within the next 12 months are classified as long-term deferred revenue. However, this estimate is based on the Company's current research plan and, if its research plan should change in the future, the Company may recognize a different amount of deferred revenue over the following 12-month period.

The estimate of deferred revenue also reflects management's estimate of the periods of the Company's involvement in its collaboration. The Company's performance obligations under this collaboration consist of participation on steering committees and performance of other research and development services. In certain instances, the timing of satisfying these obligations can be difficult to estimate. Accordingly, the Company's estimates may change in the future. Such changes to estimates would result in a change in prospective revenue recognition amounts. If these estimates and judgments change over the course of any of the Company's collaborative agreements, it may affect the timing and amount of revenue that the Company will recognize and record in future periods.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries, stock-based compensation and benefits, facilities costs, depreciation, third party license fees, and external costs of outside vendors engaged to conduct preclinical and clinical development activities and trials. Research and development expenses include the Company's costs of performing services in connection with its collaboration agreement with Bayer.

Nonrefundable prepayments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered or the services rendered.

Research Contract Costs and Accruals

The Company has entered into various research and development contracts with research institutions and other companies both inside and outside of the United States. These agreements are generally cancelable, and related payments are recorded as research and development expenses as incurred. The Company records accruals for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company's estimates. The Company's historical accrual estimates have not been materially different from the actual costs.

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.

Stock-Based Compensation

The Company measures all stock options and other stock-based awards granted to employees and directors based on the fair value on the date of the grant and recognizes compensation expense of those awards, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. Generally, the Company issues stock options and restricted stock awards with only service based vesting conditions and records the expense for these awards using the straight-line method.

For stock-based awards granted to consultants and non-employees, compensation expense is recognized over the period during which services are rendered by such consultants and non-employees until completed. At the end of each financial reporting period prior to completion of the service, the fair value of these awards is remeasured using the then-current fair value of the Company's common stock and updated assumption inputs in the Black-Scholes option-pricing model.

The Company classifies stock-based compensation expense in its statement of operations and comprehensive loss in the same manner in which the award recipient's payroll costs are classified or in which the award recipient's service payments are classified.

The Company recognizes compensation expense for only the portion of awards that are expected to vest. In developing a forfeiture rate estimate, the Company has considered its historical experience to estimate pre-vesting forfeitures for service-based awards. The impact of a forfeiture rate adjustment will be recognized in full in the period of adjustment, and if the actual forfeiture rate is materially different from the Company's estimate, the Company may be required to record adjustments to stock-based compensation expense in future periods.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Prior to the Company’s initial public offering in October 2015, the Company was private company and lacked company-specific historical and implied volatility information. Therefore, the Company estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company's stock options has been determined utilizing the "simplified" method for awards that qualify as "plain-vanilla" options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders' equity (deficit) that result from transactions and economic events other than those with stockholders. There was no difference between net loss and comprehensive loss for each of the periods presented in the accompanying consolidated financial statements.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or in the Company's tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

The Company accounts for uncertainty in income taxes recognized in the financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

Net Loss per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options, warrants and unvested restricted stock. Net loss per share attributable to common stockholders is calculated using the two-class method, which is an earnings allocation formula that determines net loss per share for the holders of the Company's common shares and participating securities. The Company's convertible preferred stock contains participation rights in any dividend paid by the Company and are deemed to be participating securities. Net loss attributable to common stockholders and participating preferred shares are allocated to each share on an as-converted basis as if all of the earnings for the period had been distributed. The participating securities do not include a contractual obligation to share in losses of the Company and are not included in the calculation of net loss per share in the periods that have a net loss.

Diluted net loss per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method. The Company allocates earnings first to preferred stockholders based on dividend rights, and then to common and preferred stockholders based on ownership interests. The weighted average number of common shares included in the computation of diluted net loss gives effect to all potentially dilutive common equivalent shares, including outstanding stock options, warrants, unvested restricted common stock and convertible preferred stock. Common stock equivalent shares are excluded from the computation of diluted net loss per share if their effect is antidilutive.

In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is antidilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2015, and 2014 and for the period from inception (June 20, 2013) to December 31, 2013.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The standard defines a five-step process to achieve this principle, and will require companies to use more judgment and make more estimates than under the current guidance. The Company expects that these judgments and estimates will include identifying performance obligations in the customer contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date for public entities to annual periods beginning after December 15, 2017 and for interim periods within those fiscal years. Early adoption of the standard is permitted for annual periods beginning after December 15, 2016. The Company is currently evaluating the impact that the adoption of ASU 2014-09 will have on its consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), simplifying the presentation of debt issuance costs. The Company has early adopted ASU 2015-03. According to ASU 2015-03, the Company presents debt issuance costs related to a recognized debt liability as a direct reduction from the carrying amount of that debt liability. The Company early adopted ASU 2015-03 effective December 31, 2014 on a prospective basis.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Subtopic 740) (“ASU 2015-17”), balance sheet classification of deferred taxes. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position and apply to all entities that present a classified statement of financial position. For public entities, the new standard will be effective in the annual periods beginning after December 15, 2016. The Company early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis and, as a result, prior consolidated balance sheets were not retrospectively adjusted.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance will impact the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. All equity investments in unconsolidated entities (other than those accounted for under the equity method of accounting) will generally be measured at fair value with changes in fair value recognized through earnings. There will no longer be an available-for-sale classification (changes in fair value reported in other comprehensive income (loss)) for equity securities with readily determinable fair values. In addition, the FASB clarified the need for a valuation allowance on deferred tax assets resulting from unrealized losses on available-for-sale debt securities. In general, the new guidance will require modified retrospective application to all outstanding instruments, with a cumulative effect adjustment recorded to opening retained earnings. This guidance will be effective for us on January 1, 2018. The Company is currently evaluating the impact that the adoption of ASU 2016-01 will have on its financial statements.

In February 2016, the FASB issued ASU 2016-02,  Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. The Company is in the process of evaluating the impact of this new guidance.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of December 31, 2015 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$127,047	$—	$—	$127,047
	$127,047	$—	$—	$127,047

	Fair Value Measurements as of December 31, 2014 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$17,836	$—	$—	$17,836
	$17,836	$—	$—	$17,836

As of December 31, 2015 and December 31, 2014, the Company’s cash equivalents, which were invested in a money market fund, were valued based on Level 1 inputs. During the years ended December 31, 2015 and 2014, there were no transfers between Level 1, Level 2 and Level 3.

4. Prepaid expenses and other current assets:

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2015	2014
Prepaid clinical, manufacturing, and scientific costs	$1,824	$201
Prepaid insurance	$587	$10
Other	329	193
	$2,740	$404

5. Property and Equipment, net

Property and Equipment, net consisted of the following:

		December 31,
	Useful Life	2015	2014
Laboratory equipment	5 years	$3,663	$1,854
Computer equipment	5 years	165	37
Furniture and fixtures	7 years	193	—
Leasehold improvements	*	198	53
		4,219	1,944
Less: Accumulated depreciation and amortization		(880)	(164)
		$3,339	$1,780
* Shorter of asset life or lease term

Depreciation and amortization expense was $716, $164 and $0 for the years ended December 31, 2015 and 2014 and for the period from inception (June 20, 2013) to December 31, 2013, respectively.

Substantially all of the Company’s laboratory equipment servers as collateral for the Company’s standby letter of credit pursuant to the agreement for the Company’s leased facilities (see Note 15).

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2015	2014
Payroll and payroll-related costs	$2,000	$469
External research and development services	1,389	362
Professional fees	254	159
Other	72	90
	$3,715	$1,080

7. Notes Payable

In August, 2014, the Company entered into a loan and security agreement with Silicon Valley Bank (“SVB”), which provided for advances under an equipment line of up to $1,750. Through December 31, 2015 and 2014, the Company has borrowed $1,750 and $1,556, respectively, under the loan and security agreement and incurred zero and $35 of related issuance costs. Under the loan and security agreement, for each advance under the equipment line, the Company is obligated to make six monthly, interest-only payments. Thereafter, the Company is obligated to pay 36 monthly installments of interest and principal. Outstanding principal under the loan and security agreement accrue interest at an annual rate of 5.5%, which was determined on the date of each drawdown based on an annual rate of 2.25% plus the greater of (1) 3.25% or (2) the rate of interest per annum from time to time published in the money rates section of The Wall Street Journal as the prime rate then in effect. Borrowings under the loan and security agreement are secured by substantially all of our assets, except for our intellectual property.

In connection with entering into the loan and security agreement, in August 2014, the Company granted to the lender a warrant to purchase 11,973 shares of our common stock at an exercise price of $0.56 per share. This warrant was exercised at the option of the lender by the option of a cashless exercise in December 2015 resulting in the issuance of 11,306 of our common shares. Because the warrant is indexed to the Company's own stock and can only be settled by gross physical delivery of shares or net share settlement, the Company has determined that this warrant qualifies for equity classification. Therefore, the warrant was recorded as a credit to additional paid-in capital and as a debt discount on the date of issuance. Based on the relative fair values of the warrant and the notes payable on the date of the grant, the amount allocated to the warrant was $5, determined using the Black-Scholes option-pricing model with the following inputs: ten-year expected term; 2.41% risk-free interest rate; 70.93% expected volatility; and no dividends. The debt discount at date of issuance, which also included $30 of fees paid to the lender and for legal services, is being accreted to the carrying value of the debt using the effective interest method.

In December 2015, the Company, in connection with the formation of Dimension Securities Corporation, entered into a First Amendment to the loan and security agreement with SVB. The First Amendment requires the Company to maintain on deposit in operating, depository and securities accounts maintained with SVB a compensating balance of 105% of the then-outstanding obligations, as defined in the loan and security agreement. As December 31, 2015, the Company was required to maintain a compensating balance of $1,431 in its accounts with SVB to meet this requirement.

In February, 2016, the Company entered into a Second Amendment to the loan and security agreement with SVB, which provided for additional advances under an equipment line of up to $7,000 (see note 18).

During the years ended December 31, 2015 and 2014, the Company made scheduled principal repayments totaling $394 and $0, respectively. Borrowings under the loan and security agreement are collateralized by substantially all of the Company’s assets, except for its intellectual property.

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

During the years ended December 31, 2015 and 2014, the Company recognized $88 and $14, respectively, of interest expense related to the loan and security agreement with SVB.

Accretion of debt discount recorded as additional interest expense was $9 and $3 for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, the unamortized debt discount was $23 and $32, respectively.

Estimated future principal payments due under the loan and security agreement with SVB are as follows:

Year Ended December 31,
2016	$583
2017	583
2018	190
Total	$1,356

8. Collaboration Agreement

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

The Company determined that the deliverables under its agreement with Bayer include (i) research services to be provided over the research term, (ii) a development and commercialization license and (iii) the Company’s participation in a Joint Steering Committee (“JSC”) and a Joint Research and Development Committee (“JRDC”) to be provided over the research term. The Company determined that the development and commercialization license and involvement in the JSC and the JRDC do not have standalone value to Bayer and, therefore, are not separable from the delivery of the research services. Therefore, all deliverables under the agreement have been combined and accounted for as a single unit of accounting. Accordingly, the upfront license payment and research payments are being recognized by the Company as revenue on a straight-line basis over the estimated performance period, which approximates the 54-month research term of the agreement with Bayer that commenced in June 2014. As future research payments are earned, the Company will recognize as revenue the portion of payments equal to the percentage of the elapsed research term to the total estimated research term, with the remaining portion of consideration received being recognized over the remaining estimated performance period on a straight-line basis. The Company concluded at the outset of the arrangement that none of the future milestone payments included in the arrangement qualified as substantive milestones. Any future milestone payments will be recognized, along with the other arrangement consideration, over the remaining estimated period of performance, if any, beginning at the time a milestone payment is earned, with a cumulative catch-up being recognized for the elapsed portion of the estimated research term. As of December 31, 2015, the Company had not earned any milestone or royalty payments.

Revenue recognized under the collaboration agreement with Bayer consisted of the following:

	December 31,		Period from Inception (June 20, 2013) to December 31,
	2015	2014	2013
Revenue:
Bayer Collaboration Agreement	$7,750	$2,750	$—
	$7,750	$2,750	$—

During the years ended December 31, 2015 and 2014, research payments earned by the Company under the collaboration agreement totaled $7,740 and $3,265, respectively. The costs incurred by the Company related to the research activities of the collaboration agreement are recorded as research and development expense in the consolidated statement of operations and comprehensive loss.

As of December 31, 2015 and 2014, deferred revenue related to the collaboration agreement with Bayer totaled $20,505 and $22,642, which related to the upfront license payment, research services payments and to advance payments for future research services.

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

9. Related Party Transactions

In October 2013, the Company entered into a license agreement (described below) with REGENX Biosciences, LLC, predecessor to REGENXBIO Inc., ("REGENX") and issued common stock and restricted common stock to REGENX and directors and management of REGENX as well as to the Trustees of the University of Pennsylvania ("Penn") and an affiliate of Penn. In connection with the transaction, the Company issued, at a price of $0.0002923 per share, 3,421 shares of common stock to REGENX, 2,379,242 shares of common stock to directors and management of REGENX and 1,038,474 shares of common stock to Penn and an affiliate of Penn. The Company determined that the fair value of its common stock was $0.53 per share at date of issuance and, as a result, recorded research and development expense of $1,799 during the period from inception (June 20, 2013) to December 31, 2013.

In October 2013, the Company also entered into a Stock Purchase Agreement (the "SPA") with Beacon Bioventures Fund III Limited Partnership ("Beacon Bioventures") for the issuance of Series A preferred stock (see Note 10), pursuant to which Beacon Bioventures purchased 5,000,000 shares of the Company's Series A preferred stock in October 2013 and 10,000,000 shares of the Company's Series A preferred in February 2015, each at a price of $1.00 per share.

In addition, in October 2013, the Company issued to Beacon Bioventures in exchange for consulting services provided by Fidelity Biosciences Corp. ("Fidelity Biosciences"), an entity affiliated with Beacon Bioventures, an aggregate of 153,951 shares of fully vested common stock as well as 85,528 shares of restricted common stock at a price of $0.0002923 per share, which shares were subject to repurchase by the Company from April 30, 2014 to October 27, 2014. Related to the issuance of the 153,951 shares of common stock, the Company recorded general and administrative expense of $81 during the period from inception (June 20, 2013) to December 31, 2013. The issuance of restricted common stock to Beacon Bioventures was considered an award to a non-employee requiring the fair value of these awards to be remeasured at the end of each reporting period prior to the completion of the consulting services, using the then-current fair value of the Company's common stock. Related to the issuance of the 85,528 shares of restricted common stock, the Company recorded general and administrative expenses of $42 and $8 for the year ended December 31, 2014 and during the period from inception (June 20, 2013) to December 31, 2013, respectively.

As of December 31, 2014, REGENX and directors and management of REGENX, Penn and an affiliate of Penn, and Beacon Bioventures were principal stockholders of the Company. In addition, as of the same date, each of REGENX and Beacon Bioventures was represented by at least one member of the Company's board of directors. As of December 31, 2015, REGENX and directors and management of REGENX, Penn and an affiliate of Penn, and Beacon Bioventures were principal stockholders of the Company. However, as of the same date, REGENX and Beacon Bioventures were no longer represented in the Company’s board of directors. As a result of these circumstances, REGENX, Penn and Beacon Bioventures are related parties to the Company.

The Company entered into the following agreements with these related parties:

REGENX

2013 License Agreement

In October 2013, the Company entered into a license agreement with REGENX, as amended in June and September 2014 (the "REGENX 2013 License Agreement") for an exclusive, sublicensable, worldwide commercial license under certain intellectual property for preclinical and clinical research and development, and commercialization of drug therapies using REGENX's licensed patents for the treatment of hemophilia A and hemophilia B, as well as a one-year option to obtain exclusive licenses for the commercialization of two other diseases to be elected by the Company in the future. The REGENX 2013 License Agreement requires the Company to pay ongoing annual maintenance fees of $35 for each indication elected by the Company, beginning in October 2014. The Company is also required to pay low to mid single-digit royalties on net sales of licensed products as well as milestone fees, if any, owed by REGENX to Glaxo Smith Kline ("GSK") or sublicense fees owed by REGENX to Penn or GSK as a result of the Company's activities under the REGENX 2013 License Agreement. The milestones payable will not exceed $1,650 and are payable contingent not only on the Company achieving the milestone, but also on the Company achieving the milestone before all other licensees.

The REGENX 2013 License Agreement expires upon the expiration, lapse, abandonment or invalidation of the last claim of the licensed intellectual property to expire, lapse or become abandoned or unenforceable in all the countries of the world. Upon expiration, the Company's knowhow license will become non-exclusive, perpetual, irrevocable and royalty-free with respect to licensed know-how that REGENX owns in the field and will continue with respect to all of REGENX's other know-how in the field under its GSK and/or Penn licenses for so long as its rights from those licensors continue. The Company may terminate REGENX License Agreement upon prior written notice to REGENX. REGENX may terminate the license agreement if the Company or its affiliates become insolvent, if the Company is greater than a specified number of days late in paying money due under the license agreement, or, effective immediately, if the Company or its affiliates commence certain actions relating to the licensed patents. Either party may terminate the REGENX 2013 License Agreement for a material breach that is not cured within a specified number of days.

In September 2014, the Company elected its third indication under the REGENX 2013 License Agreement, and the license was amended to extend the term of the option to elect the fourth and final disease indication for an additional six months. In consideration for the extension of the option, the Company paid an extension fee of $150. In January 2015, the Company elected its fourth and final indication under the REGENX 2013 License Agreement.

As of December 31, 2015 and 2014, the Company had not developed a commercial product using the licensed technologies and no milestones had been achieved.

Research and Management Services Agreement

In October 2013, in connection with the REGENX 2013 License Agreement, the Company engaged REGENX for the provision of certain research services (the "REGENX Research Services Agreement") through REGENX's existing sponsored research agreement with Penn.

Management Services Agreement

In April 2014, the Company engaged REGENX Holdings LLC for the provision of certain research and development management services (the "REGENX Management Services Agreement"), including strategic, business and operational advice.

Material Transfer Agreement

In April 2014, the Company entered into a material transfer agreement and purchase order with REGENX, pursuant to which the Company purchased certain biologic materials from REGENX for research and development and clinical trials.

2015 Option and License Agreement

In March 2015, the Company entered into an option and license agreement with REGENX (the "REGENX 2015 Option and License Agreement") that granted the Company options to commercial exclusive licenses for four new disease indications to be elected by the Company in the future. If elected, each option carries an option fee of $1,000 payable to REGENX upon exercise and annual maintenance fees of $50. In addition, for each option exercised, the Company is obligated to pay REGENX up to $9,000 upon achievement of various substantive milestones, as well as mid to high single-digit royalties on net sales of licensed products and mid single-digit to low double-digit percentage sublicenses fees, if any. In May, August and December 2015, the Company exercised options under the REGENX 2015 Option and License Agreement for three new indications and paid a $1,000 option fee for each indication pursuant to the agreement.

Any options not exercised will automatically terminate in 2019 (which may be extended for additional time for a fee). The Company may terminate the REGENX 2015 Option and License Agreement upon prior written notice. REGENX may terminate the agreement if the Company or its controlling affiliates become insolvent, if the Company is greater than a specified number of days late in paying money due under the REGENX 2015 Option and License Agreement, or, effective immediately, if the Company or its affiliates commence certain actions relating to the licensed patents. Either party may terminate the REGENX 2015 Option and License Agreement for a material breach that is not cured within a specified number of days.

Penn

Sponsored Research and Option Agreement

In January 2015, the Company entered into a sponsored research and option agreement with Penn, which has been subsequently amended,  regarding the conduct of research by its School of Medicine for a two-year term ending December 31, 2016 (the "Penn SRA") and with an estimated aggregate cost of $5,929 for the first year of the two-year term. In consideration for the Company's funding of the research under the Penn SRA, Penn granted the Company an option to obtain a worldwide, royalty-bearing license within the scope of the research and patentable rights thereunder. This agreement allows for termination upon notice, provided that the Company reimburses Penn for any of its allowable commitments made to others at that time, in an amount not to exceed $1,433.

Beacon Bioventures

Fidelity Biosciences has provided consulting services to the Company.

Related party expenses consisted of the following:

	December 31,		Period from Inception (June 20, 2013) to December 31,
	2015	2014	2013
Related Parties:
REGENX - R&D Expense	$3,140	$7,139	$2,204
Penn - R&D Expense	5,659	—	546
Fidelity Biosciences - G&A Expense	—	45	272
	$8,799	$7,184	$3,022

Cash payments made to REGENXBIO, Inc. (“REGENX”) during the years ended December 31, 2015 and 2014 and for the period from inception (June 20, 2013) to December 31, 2013 were $3,890, $7,341, and $0, respectively. Amounts due to REGENX by the Company were $0 and $750 as of December 31, 2015 and 2014, respectively.

Cash payments made to the University of Pennsylvania during the years ended December 31, 2015 and 2014 and for the period from inception (June 20, 2013) to December 31, 2013 were $5,137, $0 and $0, respectively. Amounts due to University of Pennsylvania by the Company were $522 and none as of December 31, 2015 and 2014, respectively.

Cash payments made to Fidelity Biosciences during the years ended December 31, 2015 and 2014 and for the period from inception (June 20, 2013) to December 31, 2013 were $1, $18 and $169, respectively. There were no amounts due to Fidelity Biosciences by the Company as of December 31, 2015 or 2014.

10. Convertible Preferred Stock and Undesignated Preferred Stock

Convertible Preferred Stock

The Company has issued Series A convertible preferred stock and Series B convertible preferred stock (collectively, the "Convertible Preferred Stock"). As of December 31, 2015 and 2014, the Company's certificate of incorporation, as amended and restated, authorized the Company to issue no shares and 45,000,000 shares, respectively, of $0.0001 par value convertible preferred stock. Given certain redemption features of the convertible preferred stock that are not solely within the control of the Company, the Convertible Preferred Stock is classified outside of stockholders' equity (deficit).

Prior to the amendments described below, per the Company's SPA (see Note 9), the maximum amount of Series A preferred stock investors could buy in the initial closing was capped at 10,000,000 shares of Series A preferred stock. Under the SPA, the investors agreed to purchase up to 15,000,000 shares of Series A preferred stock at a price of $1.00 per share, in each of a second and a third tranche, upon the Company achieving specified milestones. The Company determined that the future tranche obligations do not meet the definition of a freestanding financial instrument because, while separately exercisable, they were not legally detachable. Further, the Company determined that the embedded future tranche obligations did not require bifurcation for accounting purposes as they are clearly and closely related to the economic characteristics and risks of the initial preferred shares and would not qualify as a derivative on a standalone basis.

In October 2013, the Company issued 5,000,000 shares in the initial closing of Series A convertible preferred stock to Beacon Bioventures at a price of $1.00 per share for proceeds of $4,699, net of issuance costs of $301.

In February 2014, the Company issued 5,000,000 shares of Series A convertible preferred stock to a second investor at a price of $1.00 per share for proceeds of $4,875, net of issuance costs of $125. Concurrent with this issuance, the SPA was amended to restrict the Company from selling additional equity to new investors until the collaboration agreement with Bayer was signed (see Note 8), to provide Beacon Bioventures with an option to purchase additional shares of Series A convertible preferred stock upon the non-occurrence of the second and third tranches (the "non-milestone closings"), and to provide the second investor with a participation right to purchase the same amount as Beacon Bioventures.

In February 2015, the Company issued 14,500,000 shares of Series A convertible preferred stock, par value $0.0001 per share, at a per share price of $1.00 for proceeds of $14,480, net of issuance costs of $20. In February 2015, the Stock Purchase Agreement was further amended to remove the investors’ obligations to provide funding in the second and third tranches to the Company upon achieving specified milestones and to remove the investors’ options to purchase additional shares in non-milestone closings.

In April 2015, the Company issued 20,183,824 shares of Series B convertible preferred stock, par value $0.0001 per share, at a per share price of $3.2204 for proceeds of $64,739, net of issuance costs of $261.

During the year ended December 31, 2015, all convertible preferred shares issued and outstanding were converted to 15,286,968 shares of common stock as part of the initial public offering.

Prior to the Company’s October 27, 2015, IPO, the holders of the Convertible Preferred Stock had the following rights and preferences:

Voting Rights

The holders of Convertible Preferred Stock are entitled to vote, together with the holders of common stock, on all matters submitted to stockholders for a vote. Each preferred stockholder is entitled to the number of votes equal to the number of shares of common stock into which each preferred share could convert on the record date for determination of stockholders entitled to vote. In addition, as of December 31, 2014, the holders of a majority in voting power of the Series A preferred stock were entitled to elect three members of the board of directors of the Company. Prior to the Company’s October 27, 2015 IPO, the holders of the Series A preferred stock and Series B preferred stock were entitled to elect two members and one member, respectively, of the board of directors of the Company.

Dividends

The holders of Convertible Preferred Stock are entitled to receive, on a pari passu basis, dividends in preference to any dividend on common stock at the rate of 8% per year of the Original Issue Price (as defined below). Dividends shall be payable when, as and if declared by the board of directors of the Company and shall not be cumulative. The Company may not declare, pay or set aside any dividends on shares of any other class or series of capital stock of the Company unless the holders of Convertible Preferred Stock then outstanding first receive, or simultaneously receive, any declared dividends on each outstanding share of Convertible Preferred Stock. Through December 31, 2015 and 2014, no dividends had been declared or paid by the Company. The Original Issue Price is $1.00 per share for Series A preferred stock and $3.2204 per share for Series B preferred stock, subject in each case to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Convertible Preferred Stock.

Liquidation

In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company or Deemed Liquidation Event (as defined below), the holders of Convertible Preferred Stock then outstanding shall be entitled to be paid, on a pari passu basis, out of the assets of the Company available for distribution to stockholders, and before any payment shall be made to holders of common stock, an amount equal to the Original Issue Price per share, plus any declared but unpaid dividends thereon. If upon such event, the assets of the Company available for distribution are insufficient to permit payment in full to the holders of Convertible Preferred Stock, the proceeds will be ratably distributed among the holders of Convertible Preferred Stock in proportion to the respective amounts that they would have received if they were paid in full. After payments have been made in full to the holders of Convertible Preferred Stock, then, to the extent available, the holders of the common stock and Convertible Preferred Stock are entitled to participate in the distribution of the remaining assets available for distribution, pro rata based on the number of shares of common stock held by each such holder (on an as-converted to common basis).

Unless a majority of the holders of the then outstanding shares of Convertible Preferred Stock elect otherwise, a Deemed Liquidation Event shall include a merger or consolidation (other than one in which stockholders of the Company own a majority by voting power of the outstanding shares of the surviving or acquiring corporation) or a sale, lease, transfer, exclusive license or other disposition of all or substantially all of the assets of the Company.

There were no outstanding shares of Convertible Preferred Stock as of December 31, 2015. As of December 31, 2014 the liquidation preference of the outstanding shares of Convertible Preferred Stock $ 10,000.

Redemption

In conjunction with the closing of the Series B preferred stock financing in April 2015, the redemption rights of the Series A preferred stock were removed at that time. As a result of the removal of the redemption rights, as of April 20, 2015, the Company ceased the periodic recording of adjustments to accrete the carrying value of Series A preferred stock to its aggregate redemption value through October 30, 2018.

Prior to April 20, 2015, the carrying value of the Series A preferred stock was being accreted to its aggregate redemption value through October 30, 2018, which had been the first required redemption date, using the effective interest method.

Conversion

Each share of Convertible Preferred Stock is convertible into common stock at the option of the stockholder at any time after the date of issuance. In addition, each share of Convertible Preferred Stock will be automatically converted into shares of common stock, at the applicable conversion ratio then in effect, upon the earlier of (i) a qualified public offering with gross proceeds of at least $60,000 and at a price of at least $14.1198 per share, subject to appropriate adjustment for any stock dividend, stock split, combination or other similar recapitalization, and (ii) a date and time, or occurrence of an event, specified by vote or written consent of a majority of the holders of the then outstanding shares of Convertible Preferred Stock.

The conversion ratio of Convertible Preferred Stock is determined by dividing the Original Issue Price per share by the Conversion Price. The initial Conversion Price is $2.923 per share for Series A preferred stock and $9.4132292 per share for Series B preferred stock, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or recapitalization affecting the Convertible Preferred Stock.

In addition, in the event that any holder of shares of Convertible Preferred Stock does not participate in a Qualified Financing (as defined below) by purchasing, in aggregate, such holders' pro rata amount, then each share of Convertible Preferred Stock held by such holder will automatically convert into 1/10th of one share of common stock. A Qualified Financing is defined as each issuance or sale of additional shares of common stock with gross proceeds of at least $30,000, unless a majority of the outstanding shares of the holders of the Convertible Preferred Stock elect that such transaction should not be treated as a Qualified Financing.

Undesignated Preferred Stock

On October 27, 2015, in connection with the closing of the IPO, the Company effected its 4th Amended and Restated Certificate of Incorporation, which authorizes the Company to issue 5,000,000 shares of undesignated preferred stock, $0.0001 par value per share.

The newly authorized preferred stock was classified under stockholders’ equity (deficit) as of December 31, 2015. As of December 31, 2015, there were no shares of undesignated preferred stock outstanding.

11. Common Stock

On October 9, 2015, the Company effected a one-for-2.923 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s Convertible Preferred Stock. Accordingly, all share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the preferred stock conversion ratios.

On October 27, 2015, the Company completed an IPO, which resulted in the issuance and sale of 5,500,000 shares of its common stock at a public offering price of $13.00 per share, resulting in net proceeds of $63,368 after deducting underwriting discounts and other offering costs. Upon the closing of the IPO, all outstanding shares of the Company’s Convertible Preferred Stock were converted into 15,286,968 shares of the Company’s common stock. On November 25, 2015, the underwriters of the Company’s IPO exercised their over-allotment option to purchase an additional 104,775 shares of common stock at the initial public offering price of $13.00 per share, resulting in net proceeds of $1,252 after deducting underwriting discounts and other offering costs.

As of December 31, 2015 and 2014, the Company’s Certificate of Incorporation, as amended and restated, authorizes the Company to issue 150,000,000 shares and 65,700,000, respectively, of $0.0001 par value common stock. As of December 31, 2014 the voting, dividend and liquidation rights of the holders of the Company's common stock are subject to and qualified by the rights, powers and preferences of the holders of the Convertible Preferred Stock set forth above.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company's stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any.  Through December 31, 2015, no dividends have been declared.

12. Stock-Based Compensation

2013 Stock Plan

The Company's 2013 Stock Plan, as amended, (the "2013 Plan") provides for the Company to sell or issue common stock or restricted common stock, or to grant incentive stock options or nonqualified stock options for the purchase of common stock, to employees, members of the board of directors and consultants of the Company. The 2013 Plan is administered by the board of directors, or at the discretion of the board of directors, by a committee of the board. The exercise prices, vesting and other restrictions are determined at the discretion of the board of directors, or their committee if so delegated, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the share of common stock on the date of grant and the term of stock option may not be greater than ten years.

The total number of shares of common stock that may be issued under the 2013 Plan was 1,847,416 shares as of December 31, 2014 of which 347,042 shares remained available for future grant at December 31, 2014. In April and June 2015, the Company effected an increase in the number of shares of common stock reserved for issuance under the 2013 Plan from 1,847,416 shares to 3,520,396 shares. In October 2015, the 2013 Plan was replaced and the remaining 54,510 shares available for future grant was transferred to the new plan.

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

During the year ended December 31, 2015, under the 2013 Plan, the Company granted to employees and directors 35,788 shares of restricted common stock and options to purchase 1,938,705 shares of common stock. During the year ended December 31, 2014, the Company granted to employees and directors 242,247 shares of restricted common stock and options to purchase 1,097,661 shares of common stock.

During the year ended December 31, 2015, under the 2013 Plan, the Company granted to non-employees no shares of restricted common stock and options to purchase no shares of common stock. During the year ended December 31, 2014, the Company granted to non-employees 99,326 shares of restricted common stock and options to purchase 6,511 shares of common stock.

2015 Stock Option and Incentive Plan

On September 2, 2015, the Company’s stockholders approved the 2015 Stock Option and Incentive Plan (the “2015 Plan”), which became effective October 21, 2015. The 2015 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, performance share awards, cash-based awards and other stock-based awards. The 2015 Stock Option Plan replaced the Company’s 2013 Stock Option and Grant Plan (the “2013 Plan”). The Company will grant no future stock options or other awards under the 2013 Stock Option Plan. Any options or awards outstanding under the 2013 Stock Option Plan remained outstanding and effective.

Vesting periods are determined at the discretion of the board of directors, the compensation committee of the board of directors or a similar committee performing the functions of the compensation committee and which is comprised of not less than two non-employee directors who are independent. Stock options granted to employees and directors typically vest over four years. Stock options granted to non-employees typically vest over periods ranging from two years to four years, depending on the period during which the services are provided. The Company measures and records the value of options granted to non-employees over the period of time services are provided and, as such, unvested portions are subject to remeasurement at subsequent reporting periods.

The total number of shares that may be issued under the 2015 Plan was 1,431,867, of which 1,347,188 shares remained available for future grant as of December 31, 2015. The number of shares of common stock that may be issued under the 2015 Plan will automatically increase on each January 1, beginning on January 1, 2016 and ending on January 1, 2020, equal to the lesser of (i) 4% of the shares of the Company’s common stock outstanding on the immediately preceding December 31 or (ii) an amount determined by the Company’s board of directors or the compensation committee of the board of directors. The shares of common stock underlying any awards that are forfeited, canceled, repurchased or are otherwise terminated by the Company under the 2015 Plan will be added back to the shares of common stock available for issuance under the 2015 Plan.

During the year ended December 31, 2015, under the 2015 Plan, the Company granted to employees and directors no shares of restricted common stock and options to purchase 75,698 shares of common stock.

2015 Employee Stock Purchase Plan

On September 2, 2015, the Company’s stockholders approved the 2015 Employee Stock Purchase Plan (the “ESPP”), which became effective October 27, 2015. A total of 256,585 shares of common stock were reserved for issuance under this plan. In addition, the number of shares of common stock that may be issued under the ESPP will automatically increase on each January 1, beginning on January 1, 2017 and ending on January 1, 2021, equal to the lesser of (i) 256,585 shares of common stock, (ii) 1% of the Company’s shares of common stock outstanding on the immediately preceding December 31 or (iii) an amount determined by the Company’s board of directors or the compensation committee of the board of directors. As of December 31, 2015 there was no activity under the ESPP.

Stock Option Valuation

The fair value of each option granted to employees and directors during the years ended December 31, 2015, and 2014, under the Company’s stock option plans has been calculated on the date of grant using the following assumptions:

Year Ended December 31,
	2015	2014
Expected dividend yield	—	—
Expected volatility	72 - 87%	71 - 78%
Risk free interest rate	1.6 - 2.4%	1.7 - 2.7%
Expected term	5.6 - 9.0 years	5.5 - 10 years

There were no options granted during the period from inception (June 20, 2013) to December 31, 2013.

Expected dividend yield: The Company has not paid and does not anticipate paying any dividends in the foreseeable future.

Risk-free interest rate: The Company determined the risk-free interest rate by using a weighted average equivalent to the expected term based on the U.S. Treasury yield curve in effect as of the date of grant.

Expected volatility: As the Company has only been a public company since October 2015, there is not sufficient historical volatility for the expected term of the options. Therefore, the Company used an average historical share price volatility based on an analysis of reported data for a peer group of comparable companies.

Expected term (in years): Expected term represents the period that the Company’s share option grants are expected to be outstanding. As the Company has only been a public company since October 2015, there is not sufficient historical term data to calculate the expected term of the options. Therefore, the Company elected to utilize the “simplified” method to estimate the expected term of option grants issued to employees. Under this approach, the weighted average expected life is presumed to be the average of the vesting term and the contractual term of the option.

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. The Company estimates forfeitures based on historical analysis of actual stock option forfeitures.

For options granted to nonemployees, the expected life of the option used is ten years, which is the contractual term of each such option. All other assumptions used to calculate the grant date fair value are generally consistent with the assumptions used for options granted to employees.

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2013	—		—
Granted	1,104,172	$0.53
Outstanding as of December 31, 2014	1,104,172	$0.53	9.7	$67
Granted	2,014,403	$4.49
Exercised	(12,572)	$0.38
Cancelled or forfeited	(8,981)	$0.38
Outstanding as of December 31, 2015	3,097,022	$3.11	9.2	$25,618
Options vested and expected to vest as of December 31, 2015	3,097,022	$3.11	9.2	$25,618
Options exercisable as of December 31, 2015	475,088	$1.35	8.9	$4,716

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock at December 31, 2015.

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2015 and 2014, was $4.49 and $0.53 per share, respectively.

As of December 31, 2015 and 2014, there were outstanding unvested service-based stock options held by non-employees for the purchase of 3,527 and 5,155 shares of common stock, respectively.

Until April 2015, the Company had been obligated to issue additional stock options to purchase shares of the Company's common stock to certain executives of the Company such that these executives would maintain their potential stock ownership in the event that the Company granted additional shares of Series A preferred stock. In connection with the Company's issuance of Series A preferred stock in February 2015, the Company granted stock options in April 2015 for the purchase of 102,086 shares of common stock to those executives.

Restricted Common Stock

The Company has granted restricted common stock with time-based vesting conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder. These restrictions lapse according to the time-based vesting conditions of each award. The following table summarizes the Company’s restricted common stock activity since December 31, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted common stock at inception (June 20, 2013)	—	$—
Issued	140,157	$0.53
Vested	(2,276)	$0.53
Unvested restricted common stock at December 31, 2013	137,881	$0.53
Issued	341,573	$0.53
Vested	(269,167)	$0.53
Unvested restricted common stock at December 31, 2014	210,287	$0.53
Issued	35,788	$3.57
Vested	(92,858)	$1.14
Unvested restricted common stock at December 31, 2015	153,217	$0.87

The total fair value of restricted common stock vested during the years ended December 31, 2015 and 2014, and the period from inception (June 20, 2013) to December 31, 2013 was $286, $157 and $1 respectively.

Stock-Based Compensation

Stock-based compensation expense related to stock options and restricted common stock was classified in the consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,		Period from Inception (June 20, 2013) to December 31,
	2015	2014	2013

Research and development	$664	$46	$4
General and administrative	669	40	—
	$1,333	$86	$4

As of December 31, 2015, total unrecognized compensation cost related to the unvested awards was $5,537, which is expected to be recognized over a weighted average period of 3.3 years.

13. Income Taxes

During the years ended December 31, 2015 and 2014, the Company recorded no income tax benefits for the net operating losses incurred in each year or interim period, due to its uncertainty of realizing a benefit from those items. All of the Company's losses before income taxes were generated in the United States.

A reconciliation of U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Period from Inception (June 20, 2013) to December 31, 2013
Federal statutory income tax rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(5.1)	(5.2)	(2.1)
Research and development tax credits	(2.6)	(4.1)	(1.4)
Nondeductible expenses paid in common stock	0.9	0.3	20.3
Change in deferred tax asset valuation allowance	40.8	43.0	17.2
Effective income tax rate	0.0%	0.0%	0.0%

Net deferred tax assets as of December 31, 2015 and 2014 consisted of the following:

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$9,808	$4,377
Deferred revenue	8,055	1,131
Research and development tax credit carryforwards	1,480	572
Capitalized start-up costs and other	193	51
Intangible Assets	1,150	—
Total deferred tax assets	20,686	6,131
Deferred tax liabilities:
Depreciation and amortization	(277)	(11)
Total deferred tax liabilities	(277)	(11)
Valuation allowance	(20,409)	(6,120)
Net deferred tax assets	$—	$—

As of December 31, 2015, the Company had net operating loss carryforwards for federal and state income tax purposes of $25,118 and $24,014, respectively, which begin to expire in 2033. The Company also had an additional $74 of federal and state net operating losses not reflected above that were attributable to stock option exercises, which will be recorded as an increase in additional paid-in capital once they are realized in accordance with accounting for stock-based compensation awards. As of December 31, 2015, the Company also had available research and development tax credit carryforwards for federal and state income tax purposes of $1,210 and $290 respectively, which begin to expire in 2033 and 2029, respectively. Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income.

Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company's stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company's history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2015 and 2014 and for the period from inception (June 20, 2013) to December 31, 2013. Management reevaluates the positive and negative evidence at each reporting period.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2015 and 2014 and for the period from inception (June 20, 2013) to December 31, 2013, related primarily to the increase in net operating loss carryforwards, capitalized research and development expenses and research and development tax credit carryforwards and were as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Valuation allowance at beginning of year	$(6,120)	$(544)	$—
Decreases recorded as benefit to income tax provision	—	—	—
Increases recorded to income tax provision	(14,289)	(5,576)	(544)
Valuation allowance at end of year	$(20,409)	$(6,120)	$(544)

The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2015, 2014 or 2013. The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s tax years are still open under statute from 2013 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2015 and 2014, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company's statements of operations and comprehensive loss.

14. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year Ended December 31,		Period from Inception (June 20, 2013) to December 31,
	2015	2014	2013
Numerator:
Net loss	$(35,056)	$(12,968)	$(3,170)
Accretion of convertible preferred stock to redemption value	(23)	(71)	(8)
Net loss attributable to common stockholders	$(35,079)	$(13,039)	$(3,178)
Denominator:
Weighted average common shares outstanding — basic and diluted	8,138,629	3,977,274	1,219,363
Less: Weighted average shares of unvested restricted common stock outstanding	(188,959)	(366,682)	(45,732)
Weighted average common shares outstanding used in calculating net loss per share attributable to common stockholders — basic and diluted	7,949,670	3,610,592	1,173,631
Net loss per share attributable to common stockholders — basic and diluted	$(4.41)	$(3.61)	$(2.71)

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

	December 31,
	2015	2014	2013
Convertible preferred stock (as converted to common stock)	—	3,421,142	1,710,571
Options to purchase common stock	3,097,022	1,104,172	—
Unvested restricted common stock	153,217	210,287	137,881
Warrant for the purchase of common stock	—	11,973	—
	3,250,239	4,747,574	1,848,452

15. Commitments and Contingencies

Leases

The Company leases approximately 15,000 square foot office and laboratory space under various operating lease agreements for its Cambridge, MA location that, as amended, expire in January 2018.  In connection with these agreements, in March 2014, the Company made security deposits totaling $88. In October 2014, one of the leases was amended to increase the leased space and to extend the term of the lease through January 2018. In connection with the lease amendment, the Company entered into an equipment-collateralized irrevocable standby letter of credit (see Note 5) in the amount of $81, naming the landlord as beneficiary.

In March 2015, the Company entered into a second equipment-collateralized irrevocable standby letter of credit (see Note 5) in the amount of $92, naming the landlord as beneficiary, which will replace the security deposits paid by the Company in March 2014. In April 2015, the security deposits of $88 were returned to the Company.

As amended, required lease payments include base rent of $53 per month through March 2015, which increases to $62 per month over the course of the amended lease through January 2018.

In November 2015, the Company entered into an operating lease agreement with ARE-MA Region No. 20, LLC (“ARE”) for approximately 17,600 square feet of laboratory and office space located at 19 Presidential Way, Woburn, Massachusetts. Under the terms of the lease, the first monthly payment was paid in February 2016. The lease will commence upon substantial completion of building improvements, which is currently estimated to be on or around April 1, 2016 and will continue for a term of 5 years. Annual rent under the lease, exclusive of operating expenses and real estate taxes, will be $342 for the first year, with annual increases of $1.00 per square foot each year thereafter. Under the terms of the lease, ARE will contribute $35.00 per rentable square foot towards a tenant improvement allowance, which is included in the base rent set forth in the lease. The ARE lease contains customary provisions allowing ARE to terminate our lease should the Company fail to remedy any breach of our obligations within specified time periods, or upon our bankruptcy or insolvency.

The Company recognizes rent expense on a straight-line basis over the lease period and has recorded deferred rent for rent expense incurred but not yet paid. The Company recorded rent expense of $734, $227 and $0 during the years ended December 31, 2015 and 2014 and the period from inception (June 20, 2013) to December 31, 2013, respectively.

The following table summarizes the future minimum lease payments under the Cambridge and Woburn operating leases:

Year Ending December 31,
2016	$1,055
2017	1,205
2018	549
2019	505
2020	523
2021	132
Total	$3,969

The Company is further responsible for its pro rata share of operating expenses, real estate taxes and utilities of the facility housing the leased office and laboratory space.

License Agreements

The Company has entered into two license agreements with REGENX under which it is obligated to make contingent payments (see Note 9).

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2015.

16. 401(k) Savings Plan

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Company's board of directors. To-date, no contributions have been made to the plan by the Company.

17. Quarterly Financial Data (Unaudited)

The following tables present quarterly consolidated statement of operations data for fiscal 2015 and 2014. The below data is unaudited but, in our opinion, reflects all adjustments necessary for a fair presentation of this data in accordance with GAAP.

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(unaudited)
Revenue	$1,594	$1,742	$2,061	$2,352
Operating expenses	6,959	11,688	12,706	11,361
Net loss attributable to common stockholders	$(5,408)	$(9,976)	$(10,667)	$(9,028)
Net loss per share attributable to common stockholders — basic and diluted	$(1.40)	$(2.57)	$(2.73)	$(0.45)
Weighted average shares outstanding — basic and diluted	3,853,262	3,881,288	3,907,196	20,023,659

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(unaudited)
Revenue	$—	$159	$1,184	$1,407
Operating expenses	1,955	4,070	3,668	6,008
Net loss attributable to common stockholders	$(1,970)	$(3,929)	$(2,502)	$(4,636)
Net loss per share attributable to common stockholders — basic and diluted	$(0.55)	$(1.10)	$(0.70)	$(1.25)
Weighted average shares outstanding — basic and diluted	3,578,768	3,582,192	3,585,603	3,694,803

18. Subsequent Events

On February 9, 2016, Dimension Therapeutics, Inc. (the “Company”) entered into a Second Amendment to the loan and security agreement (the “Second Amendment”) with Silicon Valley Bank. Under the Second Amendment, the Company may borrow an aggregate principal amount of up to $7,000 for certain equipment purchases. In accordance with terms of the Second Amendment, the Company is obligated to make six monthly interest-only payments. Thereafter, the Company is obligated to pay thirty-six (36) monthly installments of interest and principal. Advances under the second amendment to loan and security agreement accrue interest at an annual rate of 0.5% below the Prime Rate, which interest shall be determined by Bank on the Funding Date of the applicable Equipment Advance and shall be payable monthly in arrears. In addition, upon the final monthly payment of each advance, the Company is require to make an additional payment equal to  6% of each advance original principal amount. Except as specifically amended by the Second Amendment, the Loan Agreement remains in full force and effect.