Form 10-Q
period 2016-03-31
Dimension Therapeutics, Inc.
filed 2016-05-12
CIK 1592288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of Registrant’s Common Stock outstanding as of May 5, 2016 was 25,022,918.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, strategy and plans and our expectations for future operations, are forward- looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate,” “believe,” “contemplates,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “likely,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “will,” “would,” “seek,” “should,” “target,”  or the negative version of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, assumptions and other important factors,       including those described in the section titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Quarterly Report on Form 10-Q and Annual Report on Form 10-K for the fiscal year ended on December 31, 2015. In light of these risks, uncertainties, assumptions and other factors, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K for the fiscal year ended on December 31, 2015 may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Forward-looking statements include, but are not limited to, statements about:

•

the timing progress and results of preclinical studies and clinical trials for our DTX301, DTX401, DTX501, DTX601, DTX701, DTX101 and DTX201 programs and product candidates and our other product candidates, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;

•	the timing, scope or likelihood of regulatory filings and approvals, including timing of our biologics license application (BLA) filing for, and final FDA approval of, DTX101;
•	our ability to develop and advance product candidates into, and successfully complete, clinical studies;
•	our expectations regarding the size of the patient populations for our product candidates, if approved for commercial use;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	the pricing and reimbursement of our product candidates, if approved;
•	the implementation of our business model and our strategic plans for our business, product candidates and technology;
•	the scalability and commercial viability of our manufacturing methods and processes;
•	the rate and degree of market acceptance and clinical utility of our product candidates, in particular, and gene therapy, in general;
•	the potential benefits of our existing collaboration with Bayer and our ability to establish or maintain other collaborations or strategic relationships or obtain additional funding;
•	our competitive position;
•	the scope of protection we and/or our licensors are able to establish and maintain for intellectual property rights covering our product candidates;
•	developments and projections relating to our competitors and our industry;
•	our expectations related to the use of proceeds from this offering;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	the impact of laws and regulations; and
•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act.

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

i

ii

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Unaudited Financial Statements.

DIMENSION THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$117,027	$127,047
Accounts receivable	1,264	143
Prepaid expenses and other current assets	2,644	2,740
Total current assets	120,935	129,930
Property and equipment, net	6,245	3,339
Total assets	$127,180	$133,269
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,238	$1,555
Accrued expenses and other current liabilities	5,024	3,715
Amounts due to related parties	—	522
Deferred revenue	7,114	6,835
Notes payable	574	574
Total current liabilities	14,950	13,201
Deferred revenue, net of current portion	14,465	13,670
Notes payable, net of discount and current portion	616	759
Other liabilities	538	56
Total liabilities	30,569	27,686
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at March 31, 2016 and December 31, 2015; zero shares issued or outstanding at March 31, 2016 and December 31, 2015.	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized as of March 31, 2016 and December 31, 2015; 25,020,727 and 25,008,227 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively.	2	2
Additional paid-in capital	157,315	156,775
Accumulated deficit	(60,706)	(51,194)
Total stockholders’ equity	96,611	105,583
Total liabilities and stockholders’ equity	$127,180	$133,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIMENSION THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenue	$2,206	$1,594
Operating expenses:
Research and development	8,805	5,506
General and administrative	2,941	1,453
Total operating expenses	11,746	6,959
Loss from operations	(9,540)	(5,365)
Interest income (expense), net	28	(24)
Net loss and comprehensive loss	(9,512)	(5,389)
Accretion of convertible preferred stock to redemption value	—	(19)
Net loss attributable to common stockholders	$(9,512)	$(5,408)
Net loss per share attributable to common stockholders — basic and diluted	$(0.38)	$(1.40)
Weighted average common shares outstanding — basic and diluted	24,851,933	3,853,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIMENSION THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(9,512)	$(5,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	216	128
Stock-based compensation expense	533	77
Non-cash interest expense	2	2
Changes in operating assets and liabilities:
Accounts receivable	(1,121)	(1,798)
Prepaid expenses and other current assets	96	(977)
Accounts payable	424	(791)
Accrued expenses and other current liabilities and amounts due to related parties	(1,040)	150
Deferred revenue	1,074	203
Other liabilities	(10)	81
Net cash (used in) provided by operating activities	(9,338)	(8,314)
Cash flows from investing activities:
Purchases of property and equipment	(544)	(817)
Net cash used in investing activities	(544)	(817)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	14,480
Proceeds from exercise of common stock options	7	—
Proceeds from issuance of notes payable and common stock warrant, net of issuance costs	—	194
Repayment of notes payable	(145)	—
Net cash provided by financing activities	(138)	14,674
Net increase in cash and cash equivalents	(10,020)	5,543
Cash and cash equivalents at beginning of period	127,047	17,913
Cash and cash equivalents at end of period	$117,027	$23,456
Supplemental disclosure of cash flow information:
Interest paid	$26	$22
Supplemental disclosure of non-cash investing and financing activities:
Accretion of convertible preferred stock to redemption value	$—	$19
Purchases of property and equipment included in accounts payable, accrued expenses and other liabilities	$2,578	$379

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIMENSION THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts) (Unaudited)

1.	Nature of the Business and Basis of Presentation

Dimension Therapeutics, Inc. (the “Company”) was incorporated in Delaware on June 20, 2013. The Company is a leader in discovering and developing new therapeutic products for people living with devastating rare diseases associated with the liver, based on the most advanced, mammalian adeno-associated virus (AAV) gene delivery technology. The liver is a vital organ that plays an important role in human metabolism and key physiologic functions, and is the target organ for our initial programs: OTC deficiency, GSDIa, hemophilia B, and hemophilia A.

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

As of March 31, 2016, the Company had an accumulated deficit of $60,706. The Company expects to continue to generate operating losses in the foreseeable future. From our inception through March 31, 2016, we had received net proceeds of $88,895 from our sales of preferred stock, $64,620 from our IPO, $33,021 under the collaboration agreement with Bayer, and $1,750 from borrowings under a loan and security agreement.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements reflect the operations of Dimension Therapeutics, Inc. and Dimension Securities Corporation, our wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated. The condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent in all material respects with those presented in Note 2 to the financial statements included on the Annual Report on Form 10-K for the fiscal year ended on December 31, 2015.

Unaudited Interim Financial Information

The condensed consolidated balance sheet at December 31, 2015 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying condensed consolidated balance sheet as of March 31, 2016, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2016 and 2015 and of condensed consolidated cash flows for the three months ended March 31, 2016 and 2015 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2016 and the results of its operations and its cash flows for the three months ended March 31, 2016 and 2015. The financial data and other information disclosed in the notes related to the three months ended March 31, 2016 and 2015 are unaudited. The results for the three months ended March 31, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016, any other interim periods, or any future year or period.

The unaudited interim financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in   accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant estimates, assumptions and judgments reflected in these condensed consolidated financial statements include, but are not limited to, the accrual of research and development expenses, the recognition of revenue from the Company’s collaboration with Bayer, the valuation of common stock prior to the IPO and the valuation of stock-based awards. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company’s estimates.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The standard defines a five-step process to achieve this principle, and will require companies to use more judgment and make more estimates than under the current guidance. The guidance was originally effective for public entities for interim and annual periods beginning after December 15, 2016 and allows for adoption using a full retrospective method, or a modified retrospective method. Early adoption was originally not permitted. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date for public entities to annual periods beginning after December 15, 2017 and for interim periods within those fiscal years. Early adoption of the standard is permitted for annual periods beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, to clarify the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to clarify various aspects of Topic 606, including the identification of performance obligations and the implementation of licensing guidance. The Company is currently evaluating the impact that the adoption of ASU 2014-09 will have on its condensed consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The amendments in this update will explicitly require a company’s management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The new standard will be effective in the first annual period ending after December 15, 2016. Early application is permitted. The Company is currently evaluating the potential impact of the adoption of this standard, but believes its adoption will have no impact on its financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02,  Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective for public entities on for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this new guidance.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment awards including income tax consequences, classification of awards as either equity or liabilities and classification within the statement of cash flows. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016, with early adoption permitted. The company is in the process of evaluating the impact of this new guidance.

3.	Fair Value of Financial Assets

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of
	March 31, 2016 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$117,027	$—	$—	$117,027
	$117,027	$—	$—	$117,027

	Fair Value Measurements as of
	December 31, 2015 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$127,047	$—	$—	$127,047
	$127,047	$—	$—	$127,047

As of March 31, 2016 and December 31, 2015, the Company’s cash equivalents, which were invested in a money market fund, were valued based on Level 1 inputs. During the three months ended March 31, 2016 and the year ended December 31, 2015, there were no transfers between Level 1, Level 2 and Level 3.

4.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2016	2015
Payroll and payroll-related costs	$681	$2,000
External research and development services	1,987	1,389
Professional fees	452	254
Capital equipment	489	—
Leasehold improvements	1,215	—
Other	200	72
	$5,024	$3,715

5.	Notes Payable

In February 2016, the Company entered into a Second Amendment to the loan and security agreement (the “Second Amendment”) with Silicon Valley Bank (SVB). Under the Second Amendment, the Company may borrow an aggregate principal amount of up to $7,000 for certain equipment purchases. In accordance with terms of the Second Amendment, the Company is obligated to make six monthly interest-only payments. Thereafter, the Company is obligated to pay thirty-six (36) monthly installments of interest and principal. Advances under the second amendment to loan and security agreement accrue interest at an annual rate of 0.5% below the Prime Rate, which interest shall be determined by SVB on the Funding Date of the applicable Equipment Advance and shall be payable monthly in arrears. In addition, upon the final monthly payment of each advance, the Company is required to make an additional payment equal to 6% of each advance original principal amount. Except as specifically amended by the Second Amendment, the Loan Agreement remains in full force and effect.

Accretion of debt discount is recorded as additional interest expense and was $2 and $2 for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, the unamortized debt discount was $21.

Estimated future principal payments due under the loan and security agreement with SVB as of March 31, 2016 are as follows:

2016 (remainder of year)	$438
2017	583
2018	190
Total	$1,211

6.	Collaboration Agreement

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

The Company determined that the deliverables under its agreement with Bayer include (i) research services to be provided over the research term, (ii) a development and commercialization license and (iii) the Company’s participation in a Joint Steering Committee (“JSC”) and a Joint Research and Development Committee (“JRDC”) to be provided over the research term. The Company determined that the development and commercialization license and involvement in the JSC and the JRDC do not have standalone value to Bayer and, therefore, are not separable from the delivery of the research services. Therefore, all deliverables under the agreement have been combined and accounted for as a single unit of accounting. Accordingly, the upfront license payment and research payments are being recognized by the Company as revenue on a straight-line basis over the estimated performance period, which approximates the 54-month research term of the agreement with Bayer that commenced in June 2014. As future research payments are earned, the Company will recognize as revenue the portion of payments equal to the percentage of the elapsed research term to the total estimated research term, with the remaining portion of consideration received being recognized over the remaining estimated performance period on a straight-line basis. The Company concluded at the outset of the arrangement that none of the future milestone payments included in the arrangement qualified as substantive milestones. Any future milestone payments will be recognized, along with the other arrangement consideration, over the remaining estimated period of performance, if any, beginning at the time a milestone payment is earned, with a cumulative catch-up being recognized for the elapsed portion of the estimated research term. As of March 31, 2016, the Company had not earned any milestone or royalty payments.

Revenue recognized under the collaboration agreement with Bayer consisted of the following:

	Three Months Ended
	March 31,
	2016	2015
Revenue:
Bayer Collaboration	$2,206	$1,594
	$2,206	$1,594

During the three months ended March 31, 2016 and 2015, research payments earned by the Company under the collaboration agreement totaled $1,264 and $1,797, respectively. The costs incurred by the Company related to the research activities of the collaboration agreement are recorded as research and development expense in the condensed consolidated statement of operations and comprehensive loss.

As of March 31, 2016 and December 31, 2015, deferred revenue related to the collaboration agreement with Bayer totaled $21,579 and $20,505, respectively, which related to the upfront license payment, research services payments and to advance payments for future research services.

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

As of January 1, 2016, the Company no longer considers the University of Pennsylvania (Penn) or REGENX to be related parties, as Penn and REGENX were no longer principal shareholders and REGENX was no longer represented on the Company’s board of directors. Accordingly, expenses incurred in connection with Penn or REGENX subsequent to January 1, 2016 are no longer considered to be related party expenses.

Research and development expenses for Penn were $1,420 for the three months ended March 31, 2015.  Cash payments made to the Penn during the three months ended March 31, 2015 were $2,137. Amounts due to Penn by the Company were $522 as of December 31, 2015.

8.	Stock-Based Compensation

2015 Stock Option and Incentive Plan

In September 2015, the Company’s stockholders approved the 2015 Stock Option and Incentive Plan (the “2015 Plan”). The 2015 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, performance share awards, cash-based awards and other stock-based awards. The 2015 Stock Option Plan replaced the Company’s 2013 Stock Option and Grant Plan (the “2013 Plan”). The Company will grant no future stock options or other awards under the 2013 Stock Option Plan. Any options or awards outstanding under the 2013 Stock Option Plan remained outstanding and effective. As of March 31, 2016, the total number of shares reserved under the 2015 Plan and the 2013 Stock Option Plan was 5,889,101 and the Company had 1,589,136 shares available for future issuance under the 2015 Stock Option Plan.

The 2015 Plan provides for an annual increase, to be added on the first day of each fiscal year, by up to 4% of the Company’s issued and outstanding shares of common stock on the immediately preceding December 31. On January 1, 2016, 1,000,329 shares of common stock, representing 4% of the Company’s issued and outstanding shares of common stock as of December 31, 2015, were added to the 2015 Plan. Such shares are included in the equity plan totals specified in the paragraph above.

During the three months ended March 31, 2016, the Company did not grant to non-employees any stock-based awards.

Stock Option Valuation

The fair value of each option granted to employees and directors during the three months ended March 31, 2016 and 2015 under the Company’s stock option plans has been calculated on the date of grant using the following assumptions:

Three Months Ended March 31,
	2016	2015
Expected dividend yield	—	—
Expected volatility	83 - 87%	—
Risk free interest rate	1.5 - 1.6%	—
Expected term	6.0 years	—

During the three months ended March 31, 2015, the Company did not grant to employees and directors any stock option grants.

For options granted to nonemployees, the expected life of the option used is ten years, which is the contractual term of each such option. All other assumptions used to calculate the grant date fair value are generally consistent with the assumptions used for options granted to employees.

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2015	3,097,022	$3.11	9.2	$25,618
Granted	761,900	$7.14
Exercised	(12,500)	$0.56
Cancelled or forfeited	(3,519)	$2.49
Outstanding as of March 31, 2016	3,842,903	$3.92	9.1	$15,636
Options vested and expected to vest as of March 31, 2016	3,842,903	$3.92	9.1
Options exercisable as of March 31, 2016	758,402	$2.07	8.7	$4,369

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock at March 31, 2016.

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2016 was $7.14.

Restricted Common Stock

The Company has granted restricted common stock with time-based vesting conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder. These restrictions lapse according to the time-based vesting conditions of each award. The following table summarizes the Company’s restricted common stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted common stock at December 31, 2015	153,217	$0.87
Issued	-	$-
Vested	(20,789)	$0.85
Forfeited	-	$-
Unvested restricted common stock at March 31, 2016	132,428	$0.87

The total fair value of restricted common stock vested during the three months ended March 31, 2016 was $163.

Stock-Based Compensation

Stock-based compensation expense related to stock options and restricted common stock was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended
	March 31,
	2016	2015
Research and development	$217	$61
General and administrative	316	16
	$533	$77

As of March 31, 2016, total unrecognized compensation cost related to the unvested awards was $8,779, which is expected to be recognized over a weighted average period of 3.3 years.

9.	Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended
	March 31,
	2016	2015
Numerator:
Net loss	$(9,512)	$(5,389)
Accretion of convertible preferred stock to redemption value	—	(19)
Net loss attributable to common stockholders	$(9,512)	$(5,408)
Denominator:
Weighted average common shares outstanding — basic and diluted	24,996,921	4,056,818
Less: Weighted average shares of unvested restricted common stock outstanding	(144,988)	(203,556)
Weighted average common shares outstanding used in calculating net loss per share attributable to common stockholders — basic and diluted	24,851,933	3,853,262
Net loss per share attributable to common stockholders — basic and diluted	$(0.38)	$(1.40)

The Company’s potential dilutive securities, which include convertible preferred stock, stock options, unvested restricted common stock and a warrant to purchase common stock, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders are the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an antidilutive effect:

	Three Months Ended
	March 31,
	2016	2015
Convertible preferred stock (as converted to common stock)	—	8,381,798
Options to purchase common stock	3,842,903	1,104,185
Unvested restricted common stock	132,428	191,733
Warrant for the purchase of common stock	—	11,973
	3,975,331	9,689,689

10.	Commitments and Contingencies

Leases

The Company leases office and laboratory space under various operating lease agreements for its Cambridge, MA location that, as amended, expire between March 2015 and January 2018. The company recorded rent expense of $171 and $221 during the three months ended March 31, 2016 and 2015, respectively.

The Company also leases office and laboratory space under an operating lease agreement for its Woburn, MA location that expires March 2021. The Company took occupancy of the office space in Woburn, MA on April 1, 2016 and expects the laboratory space to be operational by mid-2016. The Company recorded no rent expense during the three months ended March 31, 2016 for this lease.

The following table summarizes the future minimum lease payments under the Cambridge and Woburn operating leases as of March 31, 2016:

Year Ending December 31,
2016 (remainder of year)	$880
2017	1,205
2018	549
2019	506
2020	523
2021	132
Total	$3,795

The Company is further responsible for its pro rata share of operating expenses, real estate taxes and utilities of the facilities housing the leased office and laboratory space.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2016.

11.	Subsequent Events

In May 2016, the Company entered into a Research, Collaboration & License Agreement (the “Collaboration Agreement”) with The Trustees of the University of Pennsylvania (Penn).  The Collaboration Agreement provides the terms for the Company and Penn to collaborate with respect to the pre-clinical development of gene therapy products for the treatment of Phenylketonuria  (DTX501), Citrullinemia Type I (DTX601) and Wilson Disease (DTX701) (each, a “Subfield”).

Under the Collaboration Agreement, Penn granted the Company an exclusive, worldwide, royalty-bearing right and license to certain patent rights arising out of the research program, subject to certain retained rights, and a non-exclusive, worldwide, royalty-bearing right and license to certain background patent rights, certain know-how, and certain materials, in each case to research, develop, make, have made, use, sell, offer for sale, commercialize and import licensed products in each Subfield for the term of the Collaboration Agreement.

The Company will fund the cost of the research in accordance with a mutually agreed-upon research budget and will be responsible for clinical development and commercialization of the licensed products.  On the effective date of the Collaboration Agreement, the Company paid to Penn a one-time, non-refundable issue fee and research payment, both of which were immaterial.  As additional consideration for the licenses granted under the Collaboration Agreement, the Company will pay Penn milestone payments upon achievement of certain developmental and commercial milestones, of which near term milestones are expected to be immaterial, as well as low to mid single-digit royalties percentages on net sales of licensed products.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and the Annual Report on Form 10-K (“Annual Report”) and the audited financial statements and the notes thereto. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q, including those risks identified under the Risk Factors section. We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made.

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

Overview

We are the leader in discovering and developing new therapeutic products for people living with devastating rare diseases associated with the liver, based on the most advanced, mammalian adeno-associated virus (AAV) gene delivery technology. The liver is a vital organ that plays an important role in human metabolism and key physiologic functions, and is the target organ for our programs: ornithine transcarbamylase (OTC) deficiency, glycogen storage disease type Ia (GSDIa), citrullinemia type I, Wilson disease, phenylketonuria (PKU), hemophilia B, and hemophilia A. We continue to advance our lead clinical program in hemophilia B, and our preclinical programs, and retain the global rights to all of our liver-directed programs, with the exception of our hemophilia A program, which is partnered with Bayer. We have developed a robust scientific platform that brings together deep expertise in rare genetic diseases, liver biology, AAV gene therapy and mammalian vector manufacturing. We believe that by leveraging the expertise created by our platform we will be able to accelerate the research and development of our pipeline of programs while continuing to discover and develop the next generation of products in this field. We believe that our manufacturing processes, methods and expertise will ultimately give us the most comprehensive manufacturing platform developed to date for AAV-based gene therapy product candidates.

Our pipeline consists of the following programs for the treatment of rare metabolic diseases associated with the liver, also known as inherited metabolic disorders (IMD), and hemophilia:

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

•

DTX401 is our gene therapy program for the treatment of patients with GSDIa, a disease that arises from a defect in G6Pase, an essential enzyme in glycogen and glucose metabolism. GSDIa is the most common GSD and we estimate there are approximately 6,000 patients worldwide. We selected a candidate in the second half of 2015 and are initiating IND-enabling activities to support an IND filing for DTX401 by the end of 2016. To evaluate the therapeutic response to DTX401, we plan to measure glucose, which is a well-established measure of GSDIa disease status.

•

DTX501 is our gene therapy program for the treatment of patients with PKU, a disease that arises from a defect in phenylalanine hydroxylase (PAH), an essential enzyme in phenylalanine (Phe) metabolism. Considered one of the most common inherited metabolic disorders, we estimate there are more than 50,000 patients worldwide. We are initiating preclinical activities in collaboration with the University of Pennsylvania to support selection of a development candidate in the next 18-24 months. To evaluate the therapeutic response to DTX701, we plan to measure serum Phe levels, which is a well-established measure of PKU disease status.

•

DTX601 is our gene therapy program for the treatment of patients with citrullinemia type I (aka classic citrullinemia), a disease that arises from a defect in argininosuccinate synthase (ASS), an essential enzyme that catalyzes the synthesis of argininosuccinate from citrulline and aspartate, the third step in the urea cycle. The disease can become evident in the first few days of life or later in childhood, and affects approximately 1 in 57,000 births worldwide. We are initiating preclinical activities in collaboration with the University of Pennsylvania and plan to complete candidate selection in the next 12-18 months. To evaluate the therapeutic response to DTX601, we plan to measure ammonia levels, which is a well-established measure of citrullinemia type I disease status.

•

DTX701 is our gene therapy program for the treatment of patients with Wilson disease, a disorder that arises from a defect in P-type ATPase (ATP7B), an essential transporting protein that translocates copper to ceruloplasmin for biliary excretion. A common inherited metabolic disorder, we estimate there are more than 50,000 patients worldwide. We are initiating preclinical activities in collaboration with the University of Pennsylvania to support selection of a development candidate in the next 24 months. To evaluate the therapeutic response to DTX701, we plan to measure serum and urinary copper, which are well-established measures of Wilson disease status.

•

DTX101 is our lead gene therapy product candidate designed to deliver FIX gene expression in patients with hemophilia B. Hemophilia B is a rare genetic bleeding disorder resulting from a deficiency in FIX. In 2013, the World Federation of Hemophilia estimated that there were approximately 28,000 hemophilia B patients worldwide, including approximately 4,000 patients in the United States. We dosed our first patients in our Phase I/II open-label clinical trial in adults with moderate/severe to severe hemophilia B and expect to disclose data from our Phase I/II clinical trial in the second half of 2016. We recently presented data at the American Society for Gene and Cell Therapy (ASGCT) demonstrating dose-dependent expression of FIX levels and stability of FIX expression after single dose administration across the majority of doses during the 90-day study period. In addition, no safety concerns were noted with DTX101 in mice, except for transient prolongation of prothrombin time (PT) in the highest dose cohorts. In February and April 2016, we received notification on our Clinical Trial Application, or CTA, from the MHRA in the United Kingdom and Bulgaria, respectively, allowing us to proceed with our Phase I/II clinical trial of DTX101 for the treatment of hemophilia B. In January 2016, we received a positive opinion from the European Commission, acting on the positive recommendation from the EMA designating DTX101 as an orphan medicinal product for the treatment of hemophilia B.

•

DTX201 is our FVIII gene therapy program for the treatment of hemophilia A that we are developing in collaboration with Bayer, a global leader in the development and commercialization of innovative therapeutics for treating patients with hemophilia. Under the agreement, we are responsible for the development of DTX201 through a proof-of-concept clinical trial, with full reimbursement from Bayer for all project costs in accordance with the mutually agreed upon research budget. Bayer is responsible for any subsequent clinical trials and commercialization. We also received an upfront payment of $20.0 million and are eligible for potential development and commercialization milestone payments of up to $232.0 million, as well as royalties on product sales. The relationship with Bayer brings non-dilutive financial benefits and allows us to leverage Bayer’s significant experience in the hemophilia market. Hemophilia A is the most common form of hemophilia with approximately 140,000 patients worldwide. We selected a candidate in 2015 and initiated IND-enabling activities for DTX201 in the first quarter of 2016. We recently presented data at ASGCT demonstrating that the selection and integration of specific product components – including the capsid, enhancer, and promoter – further optimized product performance, including long-term expression of Factor VIII (FVIII). To evaluate the therapeutic response of DTX201, we plan to assess clotting factor levels and annual bleeding rates, which are two well-established measures of hemophilia A disease status.

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

Since our inception on June 20, 2013, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and developing product and technology rights, and conducting research and development activities for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date with proceeds from the sale of our equity securities and payments received in connection with our collaboration agreement with Bayer, and, to a lesser extent, through borrowings under a loan and security agreement. Through March 31, 2016, we had received net proceeds of $88.8 million from our sales of preferred stock, $64.6 million from our IPO, $33.0 million under the collaboration agreement with Bayer, and $1.8 million from borrowings under a loan and security agreement.

Since our inception, we have incurred significant operating losses. Our net losses were $9.5 million and $5.4 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, we had an accumulated deficit of $60.7 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

•	pursue the clinical development of our most advanced programs and product candidates, including DTX301, DTX401, DTX501, DTX601, DTX701, DTX101, and DTX201;
•	continue the research and development of our other product candidates;
•	seek to identify and develop additional product candidates;
•

develop and scale up our manufacturing processes and capabilities to support our ongoing preclinical activities and clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio;
•	seek marketing approvals for any of our product candidates that successfully complete clinical development;
•	develop and expand our sales, marketing and distribution capabilities, either on our own or in collaboration with third parties, for our product candidates for which we obtain marketing approval; and
•	expand our operational and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts.

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

As of March 31, 2016, we had cash and cash equivalents of $117.0 million. We believe that our existing cash and cash equivalents as of March 31, 2016, payments received in connection with our collaboration agreement with Bayer and borrowing capacity under our loan and security agreement with SVB, will enable us to fund our operating expenses and capital expenditure requirements through Q4 2017. See “— Liquidity and Capital Resources.”

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

The deliverables under our agreement with Bayer include (1) research services to be provided over the research term, (2) a development and commercialization license and (3) our participation in a Joint Steering Committee, or JSC, and a Joint Research and Development Committee, or JRDC, to be provided over the research term. We determined that the development and commercialization license and involvement in the JSC and the JRDC do not have standalone value to Bayer and, therefore, are not separable from the delivery of the research services. Therefore, all deliverables under the agreement have been combined and accounted for as a single unit of accounting. Accordingly, the upfront license payment and research payments are being recognized by us as revenue on a straight-line basis over the estimated performance period, which approximates the 54-month research term of the agreement with Bayer that commenced in June 2014. As future research payments are earned, we will recognize as revenue the portion of payments equal to the percentage of the elapsed research term to the total estimated research term, with the remaining portion of consideration received being recognized over the remaining estimated performance period on a straight-line basis. We concluded at the outset of the arrangement that none of the future milestone payments included in the arrangement qualified as substantive milestones. Any future milestone payments will be recognized, along with the other arrangement consideration, over the remaining estimated period of performance, if any, beginning at the time a milestone payment is earned, with a cumulative catch-up being recognized for the elapsed portion of the estimated research term. As of March 31, 2016, we had not earned any milestone or royalty payments.

During the three months ended March 31, 2016 and 2015, we recognized revenue of $2.2 million and $1.6 million, respectively, related to our collaboration agreement with Bayer. During the three months ended March 31, 2016 and 2015, we earned research payments under the collaboration agreement of $1.3 million and $1.8 million, respectively. As of March 31, 2016, we had short-term and long-term deferred revenue of $7.1 million and $14.5 million, respectively, related to our collaboration agreement with Bayer.

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

The table below summarizes our research and development expenses incurred by development program:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
DTX101	$2,366	$1,989
DTX201	361	916
DTX301	1,311	291
DTX401	219	—
Other research and development programs	208	—
Unallocated expenses	4,340	2,310
Total research and development expenses	$8,805	$5,506

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

Critical Accounting Policies and Significant Judgments and Estimates

The accounting policies followed in the preparation of our interim condensed consolidated financial statements appearing at the beginning of this Quarterly Report on Form 10-Q are consistent in all material respects with those included in the Company’s Annual Report on the Form 10-K for the fiscal year ended on December 31, 2015.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

The following table summarizes our results of operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,		Increase
	2016	2015	(Decrease)
	(in thousands)
Revenue	$2,206	$1,594	$612
Operating expenses:
Research and development	8,805	5,506	3,299
General and administrative	2,941	1,453	1,488
Total operating expenses	11,746	6,959	4,787
Loss from operations	(9,540)	(5,365)	(4,175)
Interest income (expense), net	28	(24)	52
Net loss	$(9,512)	$(5,389)	$(4,123)

Revenue

We generate revenue from our collaboration agreement with Bayer and recognized $2.2 million of revenue for the three months ended March 31, 2016 and $1.6 million for three months ended March 31, 2015. The $0.6 million increase was due to services performed in connection with our performance obligations under the collaboration agreement with Bayer. Amounts recorded as deferred revenue under the collaboration agreement with Bayer totaled $21.6 million as of March 31, 2016.

Research and Development Expenses

	Three Months Ended
	March 31,		Increase
	2016	2015	(Decrease)
	(in thousands)
Direct research and development expenses by program:
DTX101	$2,366	$1,989	$377
DTX201	361	916	(555)
DTX301	1,311	291	1,020
DTX401	219	—	219
Other research and development programs	208	—	208
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	2,229	1,305	924
Services	750	183	567
Facility related	285	296	(11)
Lab consumables and other	1,076	526	550
Total research and development expenses	$8,805	$5,506	$3,299

Research and development expenses were $8.8 million for the three months ended March 31, 2016, compared to $5.5 million for the three months ended March 31, 2015. The increase of $3.3 million was due primarily to the increases of $0.4 million in DTX101-related expenses as we transitioned from preclinical studies to clinical studies and $1.0 million of costs incurred in the manufacturing and preclinical development of DTX301, offset by a decrease of $0.6 million in DTX201 project costs primarily due to decreases in preclinical development activity. The increase of $2.0 million in unallocated research and development expenses was due to:

•

$0.9 million increase in personnel-related costs (including $0.1 stock-based compensation) as a result of the hiring of 14 employees, after which we had a total of 42 employees in research and development functions as of March 31, 2016;

•

$0.6 million increase in expenses for services provided to us in connection with research and development activities not specific to any program, which were principally due to increased outsourcing of resources;

•	$0.5 million increase in lab consumables and other expenses.

General and Administrative Expenses

	Three Months Ended
	March 31,		Increase
	2016	2015	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$1,421	$590	$831
Professional fees	1,181	617	564
Facility related	106	110	(4)
Other	233	136	97
Total general and administrative expenses	$2,941	$1,453	$1,488

General and administrative expenses were $2.9 million for the three months ended March 31, 2016, compared to $1.4 million for the three months ended March 31, 2015. The increase of $1.5 million was primarily due to an increase of $0.8 million in personnel-related costs (including $0.4 stock-based compensation) as a result of the hiring of 8 employees after which we had a total of 17 employees in general and administrative functions as of March 31, 2016, an increase of $0.6 million in professional fees for legal, accounting and audit services, public relations services, Board of Directors and recruiting fees, and an net increase of $0.1 million in facility related expenses and other expenses.

Interest Income (Expense), net

Our interest income (expense), net consisted of interest earned on our cash equivalents as well as interest expense incurred on borrowings at various dates under our loan and security agreement entered into with SVB in August 2014, as amended. We recorded

$28 thousand of interest income, net of $21 thousand of interest expense, for the three months ended March 31, 2016, compared to $24 thousand of interest expense, net of $1 thousand of interest income, for the three months ended March 31, 2015.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have generated revenue to date only from our collaboration agreement with Bayer. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any product for several years, if at all. We have funded our operations to date with proceeds from the sale of our equity securities and payments received in connection with our collaboration agreement with Bayer, and, to a lesser extent, through borrowings under a loan and security agreement, as amended, that we entered into with SVB in August 2014. Through March 31, 2016, we had received net proceeds of $88.8 million from our sales of preferred stock, $33.0 million from our collaboration agreement with Bayer, $1.8 million of borrowings under a loan and security agreement and net proceeds of $64.6 million from our IPO.

As of March 31, 2016, we had $117.0 million in cash equivalents. The Company's cash equivalents consisted of investments in a money market fund.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Cash (used in) provided by operating activities	$(9,338)	$(8,314)
Cash used in investing activities	(544)	(817)
Cash provided by financing activities	(138)	14,674
Net increase in cash and cash equivalents	$(10,020)	$5,543

Operating activities. During the three months ended March 31, 2016, operating activities used $9.3 million of cash, resulting from our net loss of $9.5 million, partially offset by non-cash charges of $0.8 million and cash used by changes in our operating assets and liabilities of $0.6 million. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2016 consisted primarily of a $1.1 million increase in accounts receivable, and a $1.0 million decrease in accrued expense. These changes were offset by a $0.1 million decrease in prepaid expense, a $0.4 million increase in accounts payable and a $1.1 million increase in deferred revenue from Bayer.

During the three months ended March 31, 2015, operating activities used $8.3 million of cash, primarily resulting from our net loss of $5.4 million offset by non-cash charges of $0.2 million and by cash used by changes in our operating assets and liabilities of $3.1 million. Net cash provided by changes in our operating assets and liabilities during the three months ended March 31, 2015 consisted primarily of a $1.8 million increase in account receivable, a $1.0 million increase in prepaid expenses, and a $0.8 million decrease in accounts payable and a $0.1 million increase in other liabilities. These changes were offset by a $0.2 million increase in accrued expense and a $0.2 million increase in deferred revenue from Bayer.

Investing activities. During the three months ended March 31, 2016, we used $0.5 million of cash in investing activities, consisting primarily of purchases of property and equipment.

During the three months ended March 31, 2015, we used $0.8 million of cash in investing activities, consisting primarily of purchases of property and equipment.

Financing activities. During the three months ended March 31, 2016, net cash used by financing activities was $0.1 million, consisting of repayment of notes payable of $145 thousand and proceeds from exercise of common stock options of $7 thousand.

During the three months ended March 31, 2015, net cash provided by financing activities was $14.7 million, consisting of net proceeds from our issuance of Series A preferred stock of $14.5 million and net proceeds from our issuance of notes payable of $0.2 million.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates in development. In addition, as a result of our IPO, we expect to incur additional costs associated with operating as a public company.

Our expenses will also increase as we:

•	pursue the preclinical and clinical development of our most advanced programs and product candidates, including DTX301, DTX401, DTX501, DTX601, DTX701, DTX101, and DTX201;
•
•	continue the research and development of our other product candidates;
•	seek to identify and develop additional product candidates;
•

scale up our manufacturing processes and capabilities to support our ongoing preclinical activities and clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio;
•	seek marketing approvals for any of our product candidates that successfully complete clinical development;
•	develop and expand our sales, marketing and distribution capabilities, either on our own or in collaboration with third parties, for our product candidates for which we obtain marketing approval; and
•	expand our operational and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts.

As of March 31, 2016, we had cash and cash equivalents of $117.0 million. We expect that our existing cash and cash equivalents, payments received in connection with our collaboration agreement with Bayer and borrowing capacity under our loan and security agreement with SVB, will enable us to fund our operating expenses and capital expenditure requirements through Q4 2017. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Loan and Security Agreement

On August 21, 2014, we entered into a loan and security agreement with SVB as amended, which provided for advances under an equipment line of up to $1.8 million. Through March 31, 2016, we had borrowed the full $1.8 million available under the loan and security agreement and had made $0.2 million of scheduled principal repayments. Under the loan and security agreement, for each advance under the equipment line, we are obligated to make six monthly, interest-only payments. Thereafter, we are obligated to pay 36 monthly installments of interest and principal. Outstanding principal under the loan and security agreement accrue interest at an annual rate of 5.5%, which was determined on the date of each drawdown based on at an annual rate of 2.25% plus the greater of (1) 3.25% or (2) the rate of interest per annum from time to time published in the money rates section of The Wall Street Journal as the prime rate then in effect. Borrowings under the loan and security agreement are secured by substantially all of our assets, except for our intellectual property.

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

In December 2015, we amended the loan and security agreement (the “First Amendment”) with SVB in connection with the formation of our securities corporation. The amendment calls for us and our subsidiaries, excluding our securities corporation, to maintain all operating, depository and securities accounts with SVB, provided, further, we shall have at all times at least 105% of the then-outstanding loan obligations on deposit in operating, depository and securities accounts maintained with SVB.

In February 2016, we entered into a second amendment to the loan and security agreement (the “Second Amendment”) with SVB. Under the Second Amendment, we may borrow an aggregate principal amount of up to $7.0 million for certain equipment purchases (see note 5).

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2016 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments(1)	$3,795	$1,175	$2,093	$527	$—
Debt obligations(2)	1,284	636	648	—	—
Research and development agreement(3)	488	244	244	—	—
Total	$5,567	$2,055	$2,985	$527	$—

(1)

Amounts in the table reflect payments due for our lease of office and laboratory space in Cambridge, Massachusetts under an operating lease agreement that, as amended, expires in January 2018, and payments due for our lease of office and laboratory space in Woburn, Massachusetts under an operating lease agreement that expires March 2021.

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

Recently Issued and Adopted Accounting Pronouncements

We have reviewed all recently issued standards and have determined that, other than as disclosed in Note 2 to our unaudited condensed consolidated financial statements appearing at the beginning of this Quarterly Report on Form 10-Q, such standards will not have a material impact on our condensed consolidated financial statements or do not otherwise apply to our operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2016, we had $117.0 million of cash equivalents comprised of overnight money market funds. As a result, a change in market interest rates would not have any impact on our financial position or results of operations.

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

Based on this evaluation, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2016, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. We are not currently a party to any material legal proceedings.

Item 1A.	Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, together with all other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, before investing in our common stock. Any of the risk factors we describe below could adversely affect our business, financial condition or results of operations. The market price of our common stock could decline if one or more of these risks or uncertainties actually occur, causing you to lose all or part of the money you paid to buy our common stock. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business. Certain statements below are forward-looking statements. See “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q for the three months ended on March 31, 2016.

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

We have invested substantially all of our efforts and financial resources in the identification, clinical and preclinical development of our current and future product candidates, DTX301 for ornithine transcarbamylase, or OTC, deficiency, DTX401 for glycogen storage disease type Ia, or GSDIa, DTX501 for phenylketonuria (PKU), DTX601 for citrullinemia type I, DTX701 for Wilson disease, DTX101 for hemophilia B, and DTX201 for hemophilia A. We are very early in our development efforts with one product candidate in Phase I/II clinical development and the rest of our product candidates still in preclinical development. We have only recently completed product candidate selection for our DTX301, DTX401 and DTX201 programs. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product and we may never be able to develop or commercialize a marketable product.

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

The clinical trial requirements of FDA, the NIH, the EMA and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the product candidate. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied product candidates. Only one gene therapy product, Glybera from uniQure N.V., or uniQure, has received marketing authorization from the European Commission and no gene therapy product has yet been approved in the United States. Approvals by the European Commission may not be indicative of what FDA may require for approval and different or additional preclinical studies or clinical trials may be required to support regulatory approval in each respective jurisdiction.

Additionally, FDA, the U.S. National Institutes of Health, or NIH, and the EMA have each expressed interest in further regulating biotechnology, including gene therapy and genetic testing. For example, the EMA advocates a risk-based approach to the development of a gene therapy product. Agencies at both the federal and state level in the United States, as well as U.S. congressional committees and foreign governments, have also expressed interest in further regulating the biotechnology industry. Such action may delay or prevent commercialization of some or all of our product candidates. For example, in 1999, a patient suffering from OTC deficiency died during a gene therapy clinical trial that utilized an adenovirus vector. It was discovered, unfortunately, that adenoviruses could generate an extreme immune system reaction that can be life-threatening. Thereafter, in January 2000, FDA halted that trial and began investigating 69 other gene therapy trials underway in the United States. Eventually, 28 trials were reviewed, with 13 requiring remedial action. Subsequently, in 2003, FDA suspended 27 additional gene therapy trials involving several hundred patients after learning that a child treated in France had developed leukemia. Although FDA was not aware of any patients treated in these U.S. trials that had suffered illnesses similar to that of the child in France, it nevertheless took precautions. This temporary halt, the largest such action involving gene therapy trials, was a setback for the field.

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

If preclinical studies for DTX201 for hemophilia A, DTX301 for OTC deficiency, DTX401 for GSDIa, DTX501 for PKU, DTX601 for citrullinemia type I, and DTX701 for Wilson disease or all our future product candidates do not result in the determination of a minimally effective dose range, we may not obtain the regulatory approvals required to initiate clinical testing.

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

We have focused our research and development efforts to date on our ongoing Phase I/II open-label clinical trial of DTX101 in adults with moderate/severe to severe hemophilia B, which was initiated in January 2016, and our gene therapy platform, identifying our targeted disease indications and our initial product candidates, and our future success depends on our successful development of viable adeno-associated virus, or AAV, gene therapy product candidates.   These product candidates are based on a relatively new technology that has been exposed to a limited number of patients in the clinic, which makes it difficult to predict the time and cost of development.

In addition to our Phase I/II clinical trial of DTX101, we have initiated or are completing IND-enabling activities on several of our other programs. Commencing each of these clinical trials is subject to acceptance by FDA of our IND and finalizing the trial design based on discussions with FDA and other regulatory authorities. In the event that FDA requires us to complete additional preclinical studies or we are required to satisfy other FDA requests, the start of subsequent clinical trials of DTX101 or our other product candidates may be delayed. Even after we receive and incorporate guidance from these regulatory authorities, FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or change their position on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect. Successful completion of our clinical trials is a prerequisite to submitting a biologics license application, or BLA, to FDA and a marketing authorization application, or MAA, to the EMA for each product candidate and, consequently, to obtaining approval and initiating commercial marketing of our current and future product candidates. We do not know whether any of our clinical trials will begin or be completed on schedule, if at all.

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

•

our third-party contractors, who we utilize for screening patients for neutralizing antibodies prior to enrollment in our ongoing Phase I/II open-label clinical trial of DTX101 and future clinical trials with DTX301, DTX401, DTX501, DTX601, DTX701, DTX201, and all future product candidates,  may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;

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

We have conducted some of our preclinical evaluations with viral vectors produced on adherent and suspension platforms utilizing human embryonic kidney 293, or HEK293, cells. We are conducting our Phase I/II trials of DTX101, and plan to conduct our Phase I/II trials of DTX301, DTX401, and potentially other programs using viral vectors produced on the HEK293 platform. For Phase III studies and commercial production of each of our product candidates, we plan to use an immortal cell line used in scientific research known as HeLa. HeLa is the oldest and most commonly used human cell line. Even if we successfully complete our planned preclinical studies and clinical trials using vectors produced on our adherent and suspension HEK293 platforms, FDA or other regulatory authorities may require a clinical bridge study, or comparability study, showing comparability of vectors produced on the HeLa platform prior to commencing Phase III trials of DTX301, DTX401, DTX501, DTX601, DTX701, and DTX101 delaying the development process. If we make manufacturing or formulation changes to our product candidates in the future, we may need to conduct additional preclinical studies to bridge our modified product candidates to earlier versions. If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

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

A key element of our strategy is to use our targeted focus, premiere execution and team of leading experts, to identify genetically defined diseases with high unmet medical need in order to build a pipeline of product candidates. Although our research and development efforts to date have resulted in a pipeline of product candidates, we may not be able to continue to identify and develop new product candidates. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development. For example, they may be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be drugs that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize product candidates based upon our approach, we will not be able to obtain product revenue in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.  There is no assurance that our platform will successfully accelerate our preclinical and clinical development, and the process of obtaining regulatory approvals will, in any event, require the expenditure of substantial time and financial resources.

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

Genetically defined diseases may have relatively low prevalence and it may be difficult to identify patients with the disease, which may lead to delays in enrollment for our trials.

Genetically defined diseases generally, and especially those for which our current product candidates are targeted, may have relatively low prevalence. For example, we estimate that there are approximately 10,000 patients worldwide with OTC deficiency, 8,000 of whom we estimate have late-onset OTC deficiency, which is our target population, 6,000 patients worldwide with GSDIa, more than 50,000 patients worldwide with PKU, approximately 2,000 worldwide patients with citrullinemia type I, and more than 50,000 Wilson disease patients worldwide. In addition, approximately 25% of potential patients in the United States have neutralizing antibodies that will significantly affect our product candidates’ therapeutic efficacy. As a result, we will be required to screen for, and exclude from our clinical trials, patients with neutralizing antibodies to the product candidate that is subject to the clinical trial with specific assays developed for each clinical trial. Moreover, following administration of any AAV vector, patients are likely to develop neutralizing antibodies specific to the vector administered. These could be significant obstacles to the timely recruitment and enrollment of a sufficient number of eligible patients into our trials. Patient enrollment may be affected by other factors including:

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

We currently anticipate that will need companion diagnostics to determine whether or not we can dose a particular patient with each of our products. We expect to use predictive biomarkers to identify the right patients for certain of our product candidates. Therefore, our success may depend, in part, on the development and commercialization of companion diagnostics. There has been limited success to date industrywide in developing and commercializing these types of companion diagnostics. Development and manufacturing of companion diagnostics is complex and there are limited manufacturers with the necessary expertise and capability. Even if we are able to find a qualified collaborator, it may not be able to manufacture the companion diagnostics at a cost or in quantities or on timelines necessary for use with our product candidates. To be successful, we need to address a number of scientific, technical and logistical challenges. We have not yet initiated development and commercialization of companion diagnostics. We have little experience in the development and commercialization of diagnostics and may not be successful in developing and commercializing appropriate diagnostics to pair with any of our product candidates that receive marketing approval. University of Pennsylvania School of Medicine currently conducts some of our clinical assays pursuant to a sponsored research agreement, one of which is required for our first planned clinical trial. We intend to enter into agreements with third parties for the automation, characterization and validation, of our companion diagnostic and the manufacture of its critical reagents. However, we may be unable to enter into any such agreement on favorable terms, or at all.

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

We have sought and received Orphan Drug Designation for DTX101 in the United States and Europe, received Orphan Drug Designation for DTX301 in the United States and Europe, and we may seek Orphan Drug Designation for some of our other product candidates and we may be unsuccessful or may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for market exclusivity.

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

We also may encounter problems hiring and retaining the experienced scientific, quality-control and manufacturing personnel needed to operate our manufacturing processes, which could result in delays in production or difficulties in maintaining compliance with applicable regulatory requirements. We also may not be able to complete scaling up of our facility in Woburn, MA, and this facility may not enable the expansion of our internal manufacturing process discovery and development to the extent we anticipate, or at all.

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

Before we can begin to commercially manufacture our product candidates in the facility of a contractor or collaborator, or if we ever establish our own facility, we must obtain a biologics license from FDA. The biologics license is a determination that the product, the manufacturing process, and the manufacturing facility meet applicable requirements to ensure continued safety, purity and potency of the product. Even if we receive regulatory approval for any of our product candidates, we will need to evaluate the formulation, stability and reproducibility of the formulated drug or drug product for commercial manufacturing. An MAA must also be submitted and approved by the appropriate European Union regulatory authority, and the product candidate must be manufactured in accordance with the approved application. To date, no cGMP gene therapy manufacturer in the United States has received approval from FDA for the manufacture and commercialization of a gene therapy product and, therefore, the timeframe required for us to obtain such approval is uncertain.

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

Our projections of both the number of people who have OTC deficiency, GSDIa, PKU, citrullinemia type I, Wilson disease, hemophilia A, and hemophilia B, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. The precise incidence and prevalence for OTC deficiency and GSDIa are unknown. By our estimate, the number of addressable patients globally with late-onset OTC deficiency is approximately 8,000, with GSDIa is approximately 6,000, PKU more than 50,000, citrullinemia type I approximately 2,000, and more than 50,000 for PKU. We estimate that the number of addressable patients with moderate to severe hemophilia A and hemophilia B is approximately 10,300 and 2,800 in the United States, respectively, and approximately 35,800 and 6,000 globally, respectively.

The total addressable market opportunity for DTX301 for the treatment of patients with OTC deficiency, DTX401 for the treatment of GSDIa patients, DTX501 for the treatment of patients with PKU, DTX601 for the treatment of patients with citrullinemia type I, DTX701 for the treatment of patients with Wilson disease, DTX101 for the treatment of hemophilia B, and DTX201 for the treatment of hemophilia A will ultimately depend upon, among other things, the diagnosis criteria included in the final label for each of DTX301, DTX401, DTX501, DTX601, DTX701, DTX101, and DTX201 if our product candidates are approved for sale for these indications, acceptance by the medical community and patient access, drug pricing and reimbursement. Additionally, approximately 25% of potential patients estimated to exist in the United States have neutralizing antibodies that will significantly affect our product candidates’ therapeutic efficacy. Thus, the number of patients globally may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

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

The main competitors for our specific programs are as follows:

•	DTX301: Arcturus Therapeutics Inc., Bioblast Pharma Ltd., PhaseRx, Inc., Poseida Therapeutics, Inc. and Synlogic, Inc.
•	DTX401: new medical food products and longer-acting corn starch formulations.
•	DTX501: BioMarin, Inc., Codexis, Inc., and Synlogic, Inc.
•	DTX601: Arcturus Therapeutics Inc., Bioblast Pharma Ltd., PhaseRx, Inc., Poseida Therapeutics, Inc. and Synlogic, Inc.
•

DTX701: Aligen Therapeutics, Aton Pharma Inc., GMP-Orphan SAS, Ionis Pharmaceuticals Inc., Krisani Biosciences (P) Ltd., Revive Therapeutics Ltd., Teva Pharmaceutical Industries Ltd. Wilson Therapeutics AB.

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

We have funded our operations to date through proceeds from sales of preferred stock, our IPO and from payments received in connection with our collaboration agreement with Bayer and, to a lesser extent, through borrowings under a loan and security agreement, as amended, that we entered into with Silicon Valley Bank, or SVB, in August 2014, as amended. We have incurred net losses in each year since our inception. As of March 31, 2016, we had an accumulated deficit of $60.7 million. Our net loss was $9.5 million and $5.4 million for the three months ended March 31, 2016 and 2015, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital. We expect our research and development expenses to significantly increase in connection with beginning clinical trials of our product candidates. In addition, if we obtain marketing approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. As a public company, we have begun incurring additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any product revenue from our lead programs and product candidates, DTX301, DTX401, DTX501, DTX601, DTX701, DTX101, and DTX201, and we do not know and do not expect to generate any revenue from the sale of our product candidates in the near future. We do not expect to generate significant product revenue unless and until we or our partners obtain marketing approval of and begin to sell DTX301, DTX401, DTX501, DTX601, DTX701, DTX101, or DTX201, or one of our other product candidates. Our ability to generate product revenue depends on a number of factors, including, but not limited to, our ability to:

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

The development of pharmaceutical drugs is capital-intensive. We initiated a Phase I/II open-label clinical trial of DTX101 in adults with moderate/severe to severe hemophilia B in January 2016, and initiated IND-enabling activities for DTX201 for treatment of hemophilia A in 2016. We are completing IND-enabling studies, plan to file an IND with FDA and initiate dosing for DTX301 for treatment of OTC deficiency in the second half of 2016, and are initiating IND-enabling activities to support an IND filing for DTX401 for treatment of GSDIa by the end of 2016. We are initiating candidate selection activities for DTX501, DTX601, and DTX701 and expect to select development candidates in 2017, 2016 and 2018, respectively. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of and seek marketing approval for our product candidates. In addition, depending on the status of regulatory approval or, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of Bayer, or other collaborators. We may also need to raise additional funds sooner if we choose to pursue additional indications or geographies for our product candidates or otherwise expand more rapidly than we presently anticipate. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts.

We expect that our existing cash and cash equivalents of $117.0 million, payments received in connection with our collaboration agreement with Bayer and borrowing capacity under our loan and security agreement with SVB, will enable us to fund our operating expenses and capital expenditure requirements through Q4 2017. Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

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

Identifying potential product candidates and conducting preclinical development testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenue, if any, will be derived from product sales that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to complete development of our product candidates and commercialize our products, if approved.

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

As of May 5, 2016, the existing holdings of our executive officers, directors, principal stockholders and their affiliates, including entities affiliated with F-Prime Capital Partners Healthcare Fund III LP., or F-Prime, and investment funds affiliated with OrbiMed Advisors LLC, or OrbiMed, and New Leaf Venture Partners, L.L.C. will represent beneficial ownership, in the aggregate, of approximately 58% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership might adversely affect the market price of our common stock by:

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

We have in-licensed patents and patent applications owned by the Trustees of the University of Pennsylvania, or the University of Pennsylvania, relating to various AAV vectors. These patents and patent applications are licensed or sublicensed to REGENX and sublicensed to us. Our sublicenses are exclusive, but limited to particular fields, such as in vivo gene therapy for OTC deficiency, GSDIa, PKU, citrullinemia type I, Wilson disease, hemophilia B, hemophilia A, and other future elected indications and are subject to certain retained rights. As described in “Business — Intellectual Property,” most of these patents will expire in 2022, although some will expire later. In particular, any patent issuing on our licensed patent application relating to nucleic acid sequences encoding human ornithine transcarbamylase, should any patent issue, would not be expected to expire before 2035. The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation.

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

In addition, the patent prosecution process is expensive and time-consuming and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We cannot provide any assurances that we will be able to pursue or obtain additional patent protection based on our research and development efforts, or that any such patents or other intellectual property we generate will provide any competitive advantage. Patent prosecution is a lengthy process and the scope of the claims initially submitted for examination may be significantly narrowed by the time they issue, if at all. Moreover, we do not have the right to control the preparation, filing and prosecution of patent applications, or to control the maintenance of the patents, covering technology that we license from third parties. Therefore, these patents and applications may not be filed, prosecuted or maintained in a manner consistent with the best interests of our business. In addition, under our agreements with REGENX and the University of Pennsylvania, we do not have the first right to enforce the licensed patents, and our enforcement rights are subject to certain limitations that may adversely impact our ability to use the licensed patents to exclude others from commercializing competitive products. Moreover, REGENX and the University of Pennsylvania may have interests which differ from ours in determining whether and the manner in which to enforce such patents.

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

Under our license agreements with REGENX and the University of Pennsylvania, we will be required to pay royalties based on our revenues from sales of our products utilizing the technologies and products sublicensed by REGENX from the University of Pennsylvania and licensed directly to us by the University of Pennsylvania and these royalty payments could adversely affect the overall profitability for us of any products that we may seek to commercialize. These agreements contain diligence obligations and we may not be successful in meeting all of the obligations in the future on a timely basis or at all. For example, in order to maintain our license rights under our license agreement with the University of Pennsylvania, we need to use commercially reasonable efforts in the development and commercialization of our licensed product candidates. In order to maintain our license rights under our license agreements with REGENX, we will need to meet certain specified milestones, subject to certain cure provisions, in the development of our product candidates and in the raising of funding. We will need to outsource and rely on third parties for many aspects of the clinical development, sales and marketing of our products covered under our license agreements. Delay or failure by us or these third parties could adversely affect the continuation of our license agreements with third-party licensors.

All of our current product candidates are licensed from or based upon licenses from the University of Pennsylvania. If any of these license or sublicense agreements are terminated or interpreted to narrow our rights, our ability to advance our current product candidates or develop new product candidates based on these technologies will be materially adversely affected.

We now depend, and will continue to depend, on our licenses of the University of Pennsylvania technology through REGENX, as well as directly from the University of Pennsylvania, and potentially on other licensing arrangements or strategic relationships with third parties for the research, development, manufacturing and commercialization of our current product candidates. If any of our licenses or relationships or any in-licenses on which our licenses are based are terminated or breached, we may:

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We have begun the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which will require annual management assessment of the effectiveness of our internal control over financial reporting. We recruited finance and accounting personnel with certain skill sets that we require as a public company. If we are unable to continue to attract and retain high quality personnel with these skill sets, our ability to maintain proper and effective internal control over financial reporting may be compromised.

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

We expect to continue to develop and expand our company, and we may encounter difficulties in managing this development and expansion, which could disrupt our operations.

As of March 31, 2016 we had 59 full-time employees and we expect to continue to increase our number of employees and the scope of our operations. To manage our planned development and expansion, we must continue to implement and improve our managerial and operational systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

As a public company, we incur significant legal, accounting and other expenses due to our compliance with regulations and disclosure obligations applicable to us, including the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the Securities and Exchange Commission, or SEC, and the NASDAQ Stock Market LLC, or NASDAQ. The SEC and other regulators have continued to adopt new rules and regulations and make additional changes to existing regulations that require our compliance. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We expect these expenses to increase over once we are no longer an “emerging growth company.”

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

Our stock price has been and is likely to be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From October 22, 2015 through May 5, 2016, our stock price has traded at prices as low as $5.87 per share and as high as $15.55 per share.  As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price they paid for their shares. The market price for our common stock may be influenced by many factors, including:

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

None.

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

We received aggregate gross proceeds from the offering, including in connection with the exercise by the underwriters of their over-allotment option, of $72.9 million, or aggregate net proceeds of approximately $64.6 million after deducting underwriting discounts and commissions of $5.0 million and estimated offering expenses of $3.2 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

As of March 31, 2016, we have not used any proceeds from the offering, which closed on October 27, 2015, or from the underwriters’ exercise their over-allotment option, which closed on November 25, 2015. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the Securities and Exchange Commission on October 22, 2015.

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

Company Name

Date: May 12, 2016	By:	/s/ Annalisa Jenkins
Annalisa Jenkins
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2016	By:	/s/ Jean Franchi
Jean Franchi
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

10.1

Second Amendment to Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated February 9, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-37601) filed February 12, 2016)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant and Principal Financial Officer to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* **

Filed herewith.

The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.