Form 10-Q
period 2016-06-30
Dimension Therapeutics, Inc.
filed 2016-08-11
CIK 1592288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of Registrant’s Common Stock outstanding as of August 4, 2016 was 25,029,395.

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

Forward-looking statements include, but are not limited to, statements about:

•

the timing progress and results of preclinical studies and clinical trials for our DTX301, DTX401, DTX601, DTX501, DTX701, DTX101 and DTX201 programs and product candidates and our other product candidates, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;

•

the timing, scope or likelihood of regulatory filings and approvals, including timing of our biologics license application (BLA) filing for, and final FDA approval of, our programs and product candidates;

•	our ability to develop and advance product candidates into, and successfully complete, clinical studies;
•	our expectations regarding the size of the patient populations for our product candidates, if approved for commercial use;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	the pricing and reimbursement of our product candidates, if approved;
•	the implementation of our business model and our strategic plans for our business, product candidates and technology;
•	the scalability and commercial viability of our manufacturing methods and processes;
•	the rate and degree of market acceptance and clinical utility of our product candidates, in particular, and gene therapy, in general;
•	the potential benefits of our existing collaboration with Bayer and our ability to establish or maintain other collaborations or strategic relationships or obtain additional funding;
•	our competitive position;
•	the scope of protection we and/or our licensors are able to establish and maintain for intellectual property rights covering our product candidates;
•	developments and projections relating to our competitors and our industry;
•	our estimates regarding expenses, future revenue, capital requirements and needs for financing;
•	the impact of laws and regulations; and
•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act.

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

DIMENSION THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$104,651	$127,047
Accounts receivable	1,319	143
Prepaid expenses and other current assets	3,707	2,740
Total current assets	109,677	129,930
Property and equipment, net	7,924	3,339
Total assets	$117,601	$133,269
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$586	$1,555
Accrued expenses and other current liabilities	5,468	3,715
Amounts due to related parties	—	522
Deferred revenue	7,405	6,835
Notes payable	1,350	574
Total current liabilities	14,809	13,201
Deferred revenue, net of current portion	13,123	13,670
Notes payable, net of discount and current portion	3,823	759
Other liabilities	533	56
Total liabilities	32,288	27,686
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at June 30, 2016 and December 31, 2015; zero shares issued or outstanding at June 30, 2016 and December 31, 2015.	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized as of June 30, 2016 and December 31, 2015; 25,027,918 and 25,008,227 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively.	2	2
Additional paid-in capital	158,115	156,775
Accumulated deficit	(72,804)	(51,194)
Total stockholders’ equity	85,313	105,583
Total liabilities and stockholders’ equity	$117,601	$133,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIMENSION THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$2,371	$1,742	$4,577	$3,336
Operating expenses:
Research and development	11,240	9,359	20,045	14,866
General and administrative	3,236	2,329	6,177	3,782
Total operating expenses	14,476	11,688	26,222	18,648
Loss from operations	(12,105)	(9,946)	(21,645)	(15,312)
Interest income (expense), net	6	(25)	35	(49)
Net loss and comprehensive loss	(12,099)	(9,971)	(21,610)	(15,361)
Accretion of convertible preferred stock to redemption value	—	(4)	—	(23)
Net loss attributable to common stockholders	$(12,099)	$(9,975)	$(21,610)	$(15,384)
Net loss per share attributable to common stockholders — basic and diluted	$(0.49)	$(2.57)	$(0.87)	$(3.98)
Weighted average common shares outstanding — basic and diluted	24,899,479	3,881,288	24,885,823	3,867,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIMENSION THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(21,610)	$(15,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	638	302
Stock-based compensation expense	1,330	336
Non-cash interest expense	29	4
Changes in operating assets and liabilities:
Accounts receivable	(1,176)	393
Prepaid expenses and other current assets	(967)	(1,240)
Accounts payable	(1,186)	980
Accrued expenses and other current liabilities and amounts due to related parties	1,116	33
Deferred revenue	23	41
Other liabilities	477	73
Net cash used in operating activities	(21,326)	(14,439)
Cash flows from investing activities:
Purchases of property and equipment	(4,906)	(2,018)
Lease deposits	—	62
Net cash used in investing activities	(4,906)	(1,956)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	79,219
Proceeds from exercise of common stock options	10	—
Proceeds from issuance of notes payable and common stock warrant, net of issuance costs	4,117	194
Payments of initial public offering costs	—	(170)
Repayment of notes payable	(291)	(108)
Net cash provided by financing activities	3,836	79,135
Net (decrease) increase in cash and cash equivalents	(22,396)	62,740
Cash and cash equivalents at beginning of period	127,047	17,913
Cash and cash equivalents at end of period	$104,651	$80,653
Supplemental disclosure of cash flow information:
Interest paid	$37	$45
Supplemental disclosure of non-cash investing and financing activities:
Accretion of convertible preferred stock to redemption value	$—	$23
Purchases of property and equipment included in accounts payable, accrued expenses and other liabilities	$326	$284
Deferred offering costs included in accounts payable and accrued expenses	$—	$570

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIMENSION THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts) (Unaudited)

1.	Nature of the Business and Basis of Presentation

Dimension Therapeutics, Inc. (the “Company”) was incorporated in Delaware on June 20, 2013. The Company is the leader in discovering and developing new therapeutic products for people living with devastating rare diseases associated with the liver, based on the most advanced, mammalian adeno-associated virus (AAV) gene delivery technology. The liver is a vital organ that plays an important role in human metabolism and key physiologic functions, and is the target organ for our initial programs: OTC deficiency, GSDIa, citrullinemia type I, phenylketonuria, Wilson disease, hemophilia B, and hemophilia A.

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

As of June 30, 2016, the Company had an accumulated deficit of $72,804. The Company expects to continue to generate operating losses in the foreseeable future. From our inception through June 30, 2016, we had received net proceeds of $88,895 from our sales of preferred stock, $64,620 from our IPO, $34,285 under the collaboration agreement with Bayer, and $5,890 from borrowings under a loan and security agreement.

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

Unaudited Interim Financial Information

The condensed consolidated balance sheet at December 31, 2015 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying condensed consolidated balance sheet as of June 30, 2016, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2016 and 2015 and of condensed consolidated cash flows for the six months ended June 30, 2016 and 2015 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2016, the results of its operations for the three and six months ended June 30, 2016 and 2015, and its cash flows for the six months ended June 30, 2016 and 2015. The financial data and other information disclosed in the notes related to the three and six months ended June 30, 2016 and 2015 are unaudited. The results for the three and six months ended June 30, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016, any other interim periods, or any future year or period.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The standard defines a five-step process to achieve this principle, and will require companies to use more judgment and make more estimates than under the current guidance. The guidance was originally effective for public entities for interim and annual periods beginning after December 15, 2016 and allows for adoption using a full retrospective method, or a modified retrospective method. Early adoption was originally not permitted. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date for public entities to annual periods beginning after December 15, 2017 and for interim periods within those fiscal years. Early adoption of the standard is permitted for annual periods beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, to clarify the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to clarify various aspects of Topic 606, including the identification of performance obligations and the implementation of licensing guidance. The Company is currently evaluating the impact that the adoption of ASU 2014-010 will have on its condensed consolidated financial statements. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, to clarify aspects of Topic 606, including assessing the collectability criterion, presentation of sales taxes and other similar taxes collected from customers, noncash consideration, contract modifications at transition and completed contracts at transition. The Company is in the process of evaluating the impact of this new guidance.

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

In February 2016, the FASB issued ASU 2016-02,  Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective for public entities for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this new guidance.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of
	June 30, 2016 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$104,651	$—	$—	$104,651
	$104,651	$—	$—	$104,651

	Fair Value Measurements as of
	December 31, 2015 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$127,047	$—	$—	$127,047
	$127,047	$—	$—	$127,047

As of June 30, 2016 and December 31, 2015, the Company’s cash equivalents, which were invested in a money market fund, were valued based on Level 1 inputs. During the six months ended June 30, 2016 and the year ended December 31, 2015, there were no transfers between Level 1, Level 2 and Level 3.

4.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2016	2015
Payroll and payroll-related costs	$1,187	$2,000
External research and development services	3,555	1,389
Professional fees	479	254
Capital equipment	100	—
Other	147	72
	$5,468	$3,715

5.	Notes Payable

In February 2016, the Company entered into a Second Amendment to the loan and security agreement (the “Second Amendment”) with Silicon Valley Bank (“SVB”). Under the Second Amendment, the Company may borrow an aggregate principal amount of up to $7,000 for certain equipment purchases. In accordance with terms of the Second Amendment, the Company is obligated to make six monthly interest-only payments. Thereafter, the Company is obligated to pay thirty-six (36) monthly installments of interest and principal. Advances under the second amendment to loan and security agreement accrue interest at an annual rate of 0.5% below the Prime Rate, which interest shall be determined by SVB on the Funding Date of the applicable Equipment Advance and shall be payable monthly in arrears. In addition, a final payment equal to 6% of the original principal amount of each advance is due on the earlier of the maturity date of the advance, acceleration of the terms of the loan, prepayment of the advance or termination of the loan and security agreement.

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

Through June 30, 2016, the Company borrowed $4,140 under the Second Amendment in two advances and incurred $22 of related issuance costs. The issuance costs are being accreted to the principal amount of debt and being amortized to interest expense using the effective-interest method over the same period. In accordance with the terms of the Second Amendment, the borrowed loan amount through June 30, 2016, accrue interest at an annual rate of 3.0%. In addition, the Company accrues the related total final payments due of $248 to outstanding debt by charges to interest expense using the effective-interest method from the date of issuance through the maturity date. The effective interest rate of the outstanding debt under the Second Amendment is approximately 6.2%.

As of June 30, 2016 and December 31, 2015, notes payable consist of the following:

	June 30,	December 31,
	2016	2015
Notes payable	$5,204	$1,356
Less: current portion	(1,350)	(574)
Notes payable, net of current portion	3,854	782
Debt discount, net of accretion	(40)	(23)
Accretion related to final payment	9	-
Notes payable, net of discount, long term	$3,823	$759

Estimated future principal payments due under the loan and security agreement with SVB as of June 30, 2016 are as follows:

2016 (remainder of year)	$388
2017	1,963
2018	1,569
2019	1,284
Total	$5,204

During the three months ended June 30, 2016 and 2015, the Company recognized $45 and $25, respectively, of interest expense related to the loan and security agreement with SVB. During the six months ended June 30, 2016 and 2015, the Company recognized $66 and $50, respectively, of interest expense related to the loan and security agreement with SVB.

6.	Collaboration and License Agreements

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

The Company determined that the deliverables under its agreement with Bayer include (i) research services to be provided over the research term, (ii) a development and commercialization license and (iii) the Company’s participation in a Joint Steering Committee (“JSC”) and a Joint Research and Development Committee (“JRDC”) to be provided over the research term. The Company determined that the development and commercialization license and involvement in the JSC and the JRDC do not have standalone value to Bayer and, therefore, are not separable from the delivery of the research services. Therefore, all deliverables under the agreement have been combined and accounted for as a single unit of accounting. Accordingly, the upfront license payment and research payments are being recognized by the Company as revenue on a straight-line basis over the estimated performance period, which approximates the 54-month research term of the agreement with Bayer that commenced in June 2014. As future research payments are earned, the Company will recognize as revenue the portion of payments equal to the percentage of the elapsed research term to the total estimated research term, with the remaining portion of consideration received being recognized over the remaining estimated performance period on a straight-line basis. The Company concluded at the outset of the arrangement that none of the future milestone payments included in the arrangement qualified as substantive milestones. Any future milestone payments will be recognized, along with the other arrangement consideration, over the remaining estimated period of performance, if any, beginning at the time a milestone payment is earned, with a cumulative catch-up being recognized for the elapsed portion of the estimated research term. As of June 30, 2016, the Company had not earned any milestone or royalty payments.

Revenue recognized under the collaboration agreement with Bayer consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue:
Bayer Collaboration	$2,371	$1,742	$4,577	$3,336
	$2,371	$1,742	$4,577	$3,336

During the three and six months ended June 30, 2016 and 2015, research payments earned by the Company under the collaboration agreement totaled $1,319, $1,581, $2,584 and $3,378, respectively. As of June 30, 2016, the unbilled amount of earned research payments was $1,319. The costs incurred by the Company related to the research activities of the collaboration agreement are recorded as research and development expense in the condensed consolidated statement of operations and comprehensive loss.

As of June 30, 2016 and December 31, 2015, deferred revenue related to the collaboration agreement with Bayer totaled $20,528 and $20,505, respectively, which related to the upfront license payment, research services payments and to advance payments for future research services.

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

University of Pennsylvania

In May 2016, the Company entered into a Research, Collaboration and License Agreement (the “Collaboration Agreement”) with The Trustees of the University of Pennsylvania (“Penn”).  The Collaboration Agreement provides the terms for the Company and Penn to collaborate with respect to the pre-clinical development of gene therapy products for the treatment of citrullinemia type I (DTX601), phenylketonuria (DTX501) and Wilson disease (DTX701) (each, a “Subfield”).

Under the Collaboration Agreement, Penn granted the Company an exclusive, worldwide, royalty-bearing right and license to certain patent rights arising out of the research program, subject to certain retained rights, and a non-exclusive, worldwide, royalty-bearing right and license to certain Penn intellectual property, in each case to research, develop, make, have made, use, sell, offer for sale, commercialize and import licensed products in each Subfield for the term of the Collaboration Agreement.

In May 2016, the Company paid to Penn immaterial one-time, non-refundable upfront payments recorded as research and development expense in exchange for the licenses.  The Company will fund the cost of the research program in accordance with a mutually agreed-upon research budget and will be responsible for clinical development, manufacturing and commercialization of each Subfield.  Research program costs will be recorded as research and development expense in the period the research services are performed.

In addition, the Company would be required to make milestone payments if certain development and commercial milestones are achieved over time, as well as low to mid single-digit royalties percentages on net sales of each Subfield’s licensed products.  Should they be achieved, potential development milestones through U.S. and EU regulatory acceptance total up to a maximum of $5,000 per Subfield and would be recorded as research and development expense in the periods they are achieved. As no milestones have been achieved and the agreement can be cancelled at the Company's option, no future potential milestone payments have accrued as of June 30, 2016.

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

Research and development expenses for Penn were $1,240 and $2,660 for the three and six months ended June 30, 2015. Cash payments made to the Penn during the three and six months ended June 30, 2015 was $1,000 and $3,137, respectively. Amounts due to Penn by the Company were $522 as of December 31, 2015.

Research and development expenses for REGENEX were $1,000 and $1,750 for the three and six months ended June 30, 2015. Cash payments made to the REGENEX during the three and six months ended June 30, 2015 was $1,000 and $1,750, respectively. Amounts due to REGENEX by the Company were $0 as of December 31, 2015.

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

As of June 30, 2016, the total number of shares reserved under the 2015 Plan and the 2013 Stock Option Plan was 5,889,101 and the Company had 1,275,924 shares available for future issuance under the 2015 Stock Option Plan.

During the three and six months ended June 30, 2016, the Company granted to employees and directors no shares of restricted common stock and options to purchase 317,414 and 1,079,314 shares of common stock, respectively.

During the six months ended June 30, 2016, the Company did not grant to non-employees any stock-based awards.

Stock Option Valuation

The fair value of each option granted to employees and directors during the three and six months ended June 30, 2016 and 2015 under the Company’s stock option plans has been calculated on the date of grant using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expected dividend yield	—	—	—	—
Expected volatility	86 - 87%	73 - 74%	83 - 87%	73 - 74%
Risk free interest rate	1.4 - 1.5%	1.6 - 1.9%	1.4 - 1.6%	1.6 - 1.9%
Expected term	5.5 - 6.0 years	6.0 Years	5.5 - 6.0 years	6.0 Years

For options granted to nonemployees, the expected life of the option used is ten years, which is the contractual term of each such option. All other assumptions used to calculate the grant date fair value are generally consistent with the assumptions used for options granted to employees.

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2015	3,097,022	$3.11	9.2	$25,618
Granted	1,079,314	$7.22
Exercised	(19,691)	$0.54
Cancelled or forfeited	(7,721)	$3.45
Outstanding as of June 30, 2016	4,148,924	$4.19	8.9	$9,576
Options vested and expected to vest as of June 30, 2016	4,148,924	$4.19	8.9	$9,576
Options exercisable as of June 30, 2016	1,026,971	$2.50	8.6	$3,664

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock at June 30, 2016.

The weighted average grant-date fair value of stock options granted during the three and six months ended June 30, 2016, was $7.43 and $7.22 per share, respectively.

Restricted Common Stock

The Company has granted restricted common stock with time-based vesting conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder. These restrictions lapse according to the time-based vesting conditions of each award. The following table summarizes the Company’s restricted common stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted common stock at December 31, 2015	153,217	$0.87
Issued	-
Vested	(41,582)	$0.85
Forfeited	-
Unvested restricted common stock at June 30, 2016	111,635	$0.87

The total fair value of restricted common stock vested during the six months ended June 30, 2016 was $250.

Stock-Based Compensation

Stock-based compensation expense related to stock options and restricted common stock was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Research and development	$267	$108	$484	$169
General and administrative	530	151	846	167
	$797	$259	$1,330	$336

As of June 30, 2016, total unrecognized compensation cost related to the unvested awards was $9,611, which is expected to be recognized over a weighted average period of 2.92 years.

9.	Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(12,099)	$(9,971)	$(21,610)	$(15,361)
Accretion of convertible preferred stock to redemption value	—	(4)	—	(23)
Net loss attributable to common stockholders	$(12,099)	$(9,975)	$(21,610)	$(15,384)
Denominator:
Weighted average common shares outstanding — basic and diluted	25,023,731	4,081,594	25,020,443	4,069,274
Less: Weighted average shares of unvested restricted common stock outstanding	(124,252)	(200,306)	(134,620)	(201,922)
Weighted average common shares outstanding used in calculating net loss per share attributable to common stockholders — basic and diluted	24,899,479	3,881,288	24,885,823	3,867,352
Net loss per share attributable to common stockholders — basic and diluted	$(0.49)	$(2.57)	$(0.87)	$(3.98)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Convertible preferred stock (as converted to common stock)	—	15,286,968	—	15,286,968
Options to purchase common stock	4,148,924	2,658,175	4,148,924	2,658,175
Unvested restricted common stock	111,635	194,800	111,635	194,800
Warrant for the purchase of common stock	—	11,973	—	11,973
	4,260,559	18,151,916	4,260,559	18,151,916

10.	Commitments and Contingencies

Leases

The Company leases office and laboratory space under various operating lease agreements for its Cambridge, MA location that, as amended, expires January 2018. The company recorded rent expense of $171, $171, $342 and $321 during the three and six months ended June 30, 2016 and 2015, respectively.

The Company also leases office and laboratory space under an operating lease agreement for its Woburn, MA location that expires March 2021. The Company took occupancy of the Woburn, MA facility on April 1, 2016. The Company recorded rent expense of $101 during both the three and six months ended June 30, 2016 for this lease.

The following table summarizes the future minimum lease payments under the Cambridge and Woburn operating leases as of June 30, 2016:

Year Ending December 31,
2016 (remainder of year)	$587
2017	1,205
2018	549
2019	506
2020	523
2021	132
Total	$3,502

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2016.

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

Overview

We are the leader in discovering and developing new therapeutic products for people living with devastating rare diseases associated with the liver, based on the most advanced, mammalian adeno-associated virus (AAV) gene delivery technology. The liver is a vital organ that plays an important role in human metabolism and key physiologic functions, and is the target organ for our programs: ornithine transcarbamylase (OTC) deficiency, glycogen storage disease type Ia (GSDIa), citrullinemia type I, phenylketonuria (PKU), Wilson disease, hemophilia B, and hemophilia A. We continue to advance our lead clinical program in hemophilia B, and our preclinical programs, and retain the global rights to all of our liver-directed programs, with the exception of our hemophilia A program, which is partnered with Bayer. We have developed a robust scientific platform that brings together deep expertise in rare genetic diseases, liver biology, AAV gene therapy and mammalian vector manufacturing. We believe that by leveraging the expertise created by our platform we will be able to accelerate the research and development of our pipeline of programs while continuing to discover and develop the next generation of products in this field. We believe that our manufacturing processes, methods and expertise will ultimately give us the most comprehensive manufacturing platform developed to date for AAV-based gene therapy product candidates.

Our pipeline consists of the following programs for the treatment of rare metabolic diseases associated with the liver, also known as inherited metabolic disorders (IMD), and hemophilia:

•

DTX301 is our gene therapy product candidate designed for the treatment of patients with OTC deficiency. OTC deficiency is the most common urea cycle disorder and we estimate that there are approximately 10,000 patients worldwide with OTC deficiency, of which we estimate approximately 80% are classified as late-onset, our target population. We are completing IND-enabling studies of DTX301 and plan to file an IND and initiate the clinical trial in the second half of 2016. In June 2016, our Phase I/II clinical trial protocol for DTX301 received unanimous approval by the National Institutes of Health's Recombinant DNA Advisory Committee (RAC). In addition, DTX301 was granted Orphan Drug Designation in the United States and Europe in January and March 2016, respectively. To evaluate therapeutic response of DTX301, we plan to measure ammonia levels, which is a well-established measure of OTC deficiency disease status.

•

DTX401 is our gene therapy program for the treatment of patients with GSDIa, a disease that arises from a defect in G6Pase, an essential enzyme in glycogen and glucose metabolism. GSDIa is the most common glycogen storage disease and we estimate there are approximately 6,000 patients worldwide. We selected a candidate in the second half of 2015 and are initiating IND-enabling activities to support an IND filing for DTX401 in 2017. To evaluate the therapeutic response to DTX401, we plan to measure glucose, which is a well-established measure of GSDIa disease status.

•

DTX601 is our gene therapy program for the treatment of patients with citrullinemia type I (also referred to as classic citrullinemia), a disease that arises from a defect in argininosuccinate synthase (ASS), an essential enzyme that catalyzes the synthesis of argininosuccinate from citrulline and aspartate, the third step in the urea cycle. The disease can become evident in the first few days of life or later in childhood, and affects approximately 1 in 57,000 births worldwide. We are initiating preclinical activities in collaboration with the University of Pennsylvania to support selection of a development candidate in the next 18 months. To evaluate the therapeutic response to DTX601, we plan to measure ammonia levels, which is a well-established measure of citrullinemia type I disease status.

•

DTX501 is our gene therapy program for the treatment of patients with PKU, a disease that arises from a defect in phenylalanine hydroxylase (PAH), an essential enzyme in phenylalanine (Phe) metabolism. Considered one of the most common inherited metabolic disorders, we estimate there are more than 50,000 patients worldwide. We are initiating preclinical activities in collaboration with the University of Pennsylvania to support selection of a development candidate in the next 18 months. To evaluate the therapeutic response to DTX501, we plan to measure serum Phe levels, which is a well-established measure of PKU disease status.

•

DTX701 is our gene therapy program for the treatment of patients with Wilson disease, a disorder that arises from a defect in P-type ATPase (ATP7B), an essential transporting protein that translocates copper to ceruloplasmin for biliary excretion. A common inherited metabolic disorder, we estimate there are more than 50,000 patients worldwide. We are initiating preclinical activities in collaboration with the University of Pennsylvania to support selection of a development candidate in the next 18 months. To evaluate the therapeutic response to DTX701, we plan to measure serum and urinary copper, which are well-established measures of Wilson disease status.

•

DTX101 is our lead gene therapy product candidate designed to deliver FIX gene expression in patients with hemophilia B. Hemophilia B is a rare genetic bleeding disorder resulting from a deficiency in FIX. In 2013, the World Federation of Hemophilia estimated that there were approximately 28,000 hemophilia B patients worldwide, including approximately 4,000 patients in the United States. We completed cohort 1 dosing in our Phase I/II open-label clinical trial in adults with moderate/severe to severe hemophilia B and expect to disclose data from our Phase I/II clinical trial in the second half of 2016. In May and June 2016, we presented data at the American Society for Gene and Cell Therapy (ASGCT) and the European Hematology Association (EHA), respectively, demonstrating dose-dependent expression of FIX levels and stability of FIX expression after single dose administration across the majority of doses during the 90-day study period. In addition, no safety concerns were noted with DTX101 in mice, except for transient prolongation of prothrombin time (PT) in the highest dose cohorts. In February and April 2016, we received notification on our Clinical Trial Application, or CTA, from the MHRA in the United Kingdom and Bulgaria, respectively, allowing us to proceed with our Phase I/II clinical trial of DTX101 for the treatment of hemophilia B. In January 2016, we received a positive opinion from the European Commission, acting on the positive recommendation from the EMA designating DTX101 as an orphan medicinal product for the treatment of hemophilia B.

•

DTX201 is our FVIII gene therapy program for the treatment of hemophilia A that we are developing in collaboration with Bayer, a global leader in the development and commercialization of innovative therapeutics for treating patients with hemophilia. Under the agreement, we are responsible for the development of DTX201 through a proof-of-concept clinical trial, with full reimbursement from Bayer for all project costs in accordance with the mutually agreed upon research budget. Bayer is responsible for any subsequent clinical trials and commercialization. We also received an upfront payment of $20.0 million and are eligible for potential development and commercialization milestone payments of up to $232.0 million, as well as royalties on product sales. The relationship with Bayer brings non-dilutive financial benefits and allows us to leverage Bayer’s significant experience in the hemophilia market. Hemophilia A is the most common form of hemophilia with approximately 140,000 patients worldwide. We selected a candidate in 2015 and initiated IND-enabling activities for DTX201 in the first quarter of 2016. In May and June 2016, we presented data at ASGCT and EHA, respectively, demonstrating that the selection and integration of specific product components – including the capsid, enhancer, and promoter – further optimized product performance, including long-term expression of Factor VIII (FVIII). To evaluate the therapeutic response of DTX201, we plan to assess clotting factor levels and annual bleeding rates, which are two well-established measures of hemophilia A disease status.

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

Since our inception on June 20, 2013, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and developing product and technology rights, and conducting research and development activities for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date with proceeds from the sale of our equity securities and payments received in connection with our collaboration agreement with Bayer, and, to a lesser extent, through borrowings under a loan and security agreement. Through June 30, 2016, we had received net proceeds of $88.9 million from our sales of preferred stock, $64.6 million from our IPO, $34.3 million under the collaboration agreement with Bayer, and $5.9 million from borrowings under a loan and security agreement.

Since our inception, we have incurred significant operating losses. Our net losses were $12.1 million, $10.0 million, $21.6 million and $15.4 million for the three and six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, we had an accumulated deficit of $72.8 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

•	pursue the preclinical and clinical development of our programs and product candidates, including DTX301, DTX401, DTX601, DTX501, DTX701, DTX101, and DTX201;
•	seek to identify and develop additional product candidates;
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

We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. If we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing and distribution. Further, we expect to incur costs associated with operating as a public company.

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

As of June 30, 2016, we had cash and cash equivalents of $104.7 million. We believe that our existing cash and cash equivalents as of June 30, 2016, payments received in connection with our collaboration agreement with Bayer and borrowing capacity under our loan and security agreement with SVB, will enable us to fund our operating expenses and capital expenditure requirements through Q1 2018. See “— Liquidity and Capital Resources.”

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

The deliverables under our agreement with Bayer include (1) research services to be provided over the research term, (2) a development and commercialization license and (3) our participation in a Joint Steering Committee, or JSC, and a Joint Research and Development Committee, or JRDC, to be provided over the research term. We determined that the development and commercialization license and involvement in the JSC and the JRDC do not have standalone value to Bayer and, therefore, are not separable from the delivery of the research services. Therefore, all deliverables under the agreement have been combined and accounted for as a single unit of accounting. Accordingly, the upfront license payment and research payments are being recognized by us as revenue on a straight-line basis over the estimated performance period, which approximates the 54-month research term of the agreement with Bayer that commenced in June 2014. As future research payments are earned, we will recognize as revenue the portion of payments equal to the percentage of the elapsed research term to the total estimated research term, with the remaining portion of consideration received being recognized over the remaining estimated performance period on a straight-line basis. We concluded at the outset of the arrangement that none of the future milestone payments included in the arrangement qualified as substantive milestones. Any future milestone payments will be recognized, along with the other arrangement consideration, over the remaining estimated period of performance, if any, beginning at the time a milestone payment is earned, with a cumulative catch-up being recognized for the elapsed portion of the estimated research term. As of June 30, 2016, we had not earned any milestone or royalty payments.

During the three and six months ended June 30, 2016 and 2015, we recognized revenue of $2.4 million, $1.7 million, $4.6 million and $3.3 million, respectively, related to our collaboration agreement with Bayer. During the three and six months ended June 30, 2016 and 2015, we earned research payments under the collaboration agreement of $1.3 million, $1.6 million, $2.6 million and $3.4 million, respectively. As of June 30, 2016, the unbilled amount of earned research payments was $1.3 million. As of June 30, 2016, we had short-term and long-term deferred revenue of $7.4 million and $13.1 million, respectively, related to our collaboration agreement with Bayer.

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
•

expenses incurred in connection with the preclinical and clinical development of our product candidates, including the sponsored research and option, and collaboration agreements with the University of Pennsylvania and our manufacturing agreements with contract manufacturing organizations, or CMOs, and under agreements with contract research organizations, or CROs;

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

The table below summarizes our research and development expenses incurred by development program:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
			(in thousands)
DTX101	$1,485	$3,151	$3,851	$5,140
DTX201	175	780	535	1,696
DTX301	1,778	314	3,089	606
DTX401	1,327	245	1,546	245
Other research and development programs	1,229	1,000	1,437	1,000
Unallocated expenses	5,246	3,869	9,587	6,179
Total research and development expenses	$11,240	$9,359	$20,045	$14,866

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

•	approval of Investigational New Drug applications, or INDs, and Clinical Trial Authorization, or CTAs, for our product candidates to commence planned clinical trials or future clinical trials;
•	successful data from our clinical program that supports an acceptable benefit-risk profile of our product candidates in the intended populations;
•	successful development, and subsequent clearance or approval, of companion diagnostics for use as screening criteria for potential patients;
•	receipt of regulatory approvals from applicable regulatory authorities;
•	establishment of arrangements with third-party manufacturers for clinical supply and commercial manufacturing and, where applicable, commercial manufacturing capabilities;
•	successful development of our internal manufacturing processes and transfer to larger-scale facilities operated by either a CMO, or by us;
•	establishment and maintenance of patent and trade secret protection or regulatory exclusivity for our product candidates;
•	commercial launch of our product candidates, if and when approved, whether alone or in collaboration with others;
•	acceptance of the product candidates, if and when approved, by patients, the medical community and third-party payors;
•	effective competition with other therapies;
•	establishment and maintenance of healthcare coverage and adequate reimbursement;
•	enforcement and defense of intellectual property rights and claims; and
•	maintenance of a continued acceptable safety profile of the product candidates following approval.

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

Interest Income (Expense), net

Interest income (expense), net consists of interest earned on our cash and cash equivalents, as well as interest expense incurred on borrowings at various dates under our loan and security agreement entered into in August 2014, as last amended in February 2016.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30,		Increase
	2016	2015	(Decrease)
	(in thousands)
Revenue	$2,371	$1,742	$629
Operating expenses:
Research and development	11,240	9,359	1,881
General and administrative	3,236	2,329	907
Total operating expenses	14,476	11,688	2,788
Loss from operations	(12,105)	(9,946)	(2,159)
Interest income (expense), net	6	(25)	31
Net loss	$(12,099)	$(9,971)	$(2,128)

Revenue

We generate revenue from our collaboration agreement with Bayer and recognized $2.4 million of revenue for the three months ended June 30, 2016 and $1.7 million for three months ended June 30, 2015. The $0.6 million increase was due to services performed in connection with our performance obligations under the collaboration agreement with Bayer. Amounts recorded as deferred revenue under the collaboration agreement with Bayer totaled $20.5 million as of June 30, 2016.

Research and Development Expenses

	Three Months Ended
	June 30,		Increase
	2016	2015	(Decrease)
	(in thousands)
Direct research and development expenses by program:
DTX101	$1,485	$3,151	$(1,666)
DTX201	175	780	(605)
DTX301	1,778	314	1,464
DTX401	1,327	245	1,082
Other research and development programs	1,229	1,000	229
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	2,513	1,768	745
Services	649	1,007	(358)
Facility related	492	260	232
Lab consumables and other	1,592	834	758
Total research and development expenses	$11,240	$9,359	$1,881

Research and development expenses, including the one-time, non-refundable upfront payments related to our 2016 Research, Collaboration and License Agreement with the University of Pennsylvania (included under other research and development programs in the table above), were $11.2 million for the three months ended June 30, 2016, compared to $9.4 million for the three months ended June 30, 2015. The increase of $1.9 million was due primarily to the increase of $1.5 million of costs incurred in preclinical development and early clinical development of DTX301 and an increase of $1.1 million of costs incurred in manufacturing activity and early clinical development of DTX401, offset by a decrease of $1.7 million in DTX101-related expenses due to lower pre-clinical and manufacturing activity due to the transition from pre-clinical studies to clinical studies and $0.6 million in DTX201 project costs primarily due to decreases in preclinical development activity. The increase of $1.4 million in unallocated research and development expenses was due to:

•	$0.7 million increase in personnel-related costs (including $0.2 million stock-based compensation) as a result of hiring additional full-time employees to support the growth in our operations;
•	$0.4 million decrease in expenses for services provided to us in connection with research and development activities not specific to any program;
•	$0.2 million increase in facility related expenses primarily due to the occupancy of our Woburn, MA facility; and
•	$0.8 million increase in lab consumables and other expenses due to portfolio expansion.

General and Administrative Expenses

	Three Months Ended
	June 30,		Increase
	2016	2015	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$1,628	$858	$770
Professional fees	1,166	1,074	92
Facility related	184	101	83
Other	258	296	(38)
Total general and administrative expenses	$3,236	$2,329	$907

General and administrative expenses were $3.2 million for the three months ended June 30, 2016, compared to $2.3 million for the three months ended June 30, 2015. The increase of $0.9 million was primarily due to an increase of $0.8 million in personnel-related costs (including $0.4 million stock-based compensation) as a result of hiring additional full-time employees to support the growth in our operations, finance and human resources, and a net increase of $0.1 million in professional fees expenses, facility related expenses and other expenses.

Interest Income (Expense), net

Our interest income (expense), net consisted of interest earned on our cash equivalents as well as interest expense incurred on borrowings at various dates under our loan and security agreement entered into with SVB in August 2014, as last amended in February 2016. We recorded $6 thousand of interest income, net of $45 thousand of interest expense, for the three months ended June 30, 2016, compared to $25 thousand of interest expense for the three months ended June 30, 2015.

Comparison of the Six Months Ended June 30, 2016 and 2015

The following table summarizes our results of operations for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30,		Increase
	2016	2015	(Decrease)
	(in thousands)
Revenue	$4,577	$3,336	$1,241
Operating expenses:
Research and development	20,045	14,866	5,179
General and administrative	6,177	3,782	2,395
Total operating expenses	26,222	18,648	7,574
Loss from operations	(21,645)	(15,312)	(6,333)
Interest income (expense), net	35	(49)	84
Net loss	$(21,610)	$(15,361)	$(6,249)

Revenue

We generate revenue from our collaboration agreement with Bayer and recognized $4.6 million of revenue for the six months ended June 30, 2016 and $3.3 million for the six months ended June 30, 2015. The $1.3 million increase was due to services performed in connection with our performance obligations under the collaboration agreement with Bayer. Amounts recorded as deferred revenue under the collaboration agreement with Bayer totaled $20.5 million as of June 30, 2016.

Research and Development Expenses

	Six Months Ended
	June 30,		Increase
	2016	2015	(Decrease)
	(in thousands)
Direct research and development expenses by program:
DTX101	$3,851	$5,140	$(1,289)
DTX201	535	1,696	(1,161)
DTX301	3,089	606	2,483
DTX401	1,546	245	1,301
Other research and development programs	1,437	1,000	437
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	4,743	3,074	1,669
Services	1,399	1,190	209
Facility related	777	555	222
Lab consumables and other	2,668	1,360	1,308
Total research and development expenses	$20,045	$14,866	$5,179

Research and development expenses were $20.0 million for the six months ended June 30, 2016, compared to $14.9 million for the six months ended June 30, 2015. The increase of $5.2 million was due primarily to the increase of $2.5 million of costs incurred in the manufacturing and early clinical development of DTX301 and $1.3 million of costs incurred in the manufacturing and early clinical development of DTX401, offset by decrease of $1.3 million in DTX101-related expenses due to lower pre-clinical activity and lower manufacturing activity as we transitioned from preclinical studies to clinical studies and $1.1 million in DTX201 project costs primarily due to decreases in preclinical development activity. The increase of $3.4 million in unallocated research and development expenses was due to:

•	$1.7 million increase in personnel-related costs (including $0.3 million stock-based compensation) as a result of hiring additional full-time employees to support the growth in our operations;
•

$0.2 million increase in expenses for services provided to us in connection with research and development activities not specific to any program, which were principally due to increased outsourcing of resources;

•	$0.2 million increase in facility related expense primarily due to the occupancy of our Woburn, MA facility; and
•	$1.3 million increase in lab consumables and other expenses related to portfolio expansion.

General and Administrative Expenses

	Six Months Ended
	June 30,		Increase
	2016	2015	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$3,048	$1,448	$1,600
Professional fees	2,347	1,681	666
Facility related	290	212	78
Other	492	441	51
Total general and administrative expenses	$6,177	$3,782	$2,395

General and administrative expenses were $6.2 million for the six months ended June 30, 2016, compared to $3.8 million for the six months ended June 30, 2015. The increase of $2.4 million was primarily due to an increase of $1.6 million in personnel-related costs (including $0.7 million stock-based compensation) as a result of hiring additional full-time employees to support the growth in our operations, finance and human resources, an increase of $0.7 million in professional fees for legal, accounting and audit services, public relations services, Board of Directors and recruiting fees, and an net increase of $0.1 million in facility related expenses and other expenses.

Interest Income (Expense), net

Our interest income (expense), net consisted of interest earned on our cash equivalents as well as interest expense incurred on borrowings at various dates under our loan and security agreement entered into with SVB in August 2014, as amended. We recorded $35 thousand of interest income, net of $66 thousand of interest expense, for the six months ended June 30, 2016, compared to $49 thousand of interest expense, net of $1 thousand of interest income, for the six months ended June 30, 2015.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have generated revenue to date only from our collaboration agreement with Bayer. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any product for several years, if at all. We have funded our operations to date with proceeds from the sale of our equity securities and payments received in connection with our collaboration agreement with Bayer, and, to a lesser extent, through borrowings under a loan and security agreement, as amended, that we entered into with SVB in August 2014. Through June 30, 2016, we had received net proceeds of $88.9 million from our sales of preferred stock, $64.6 million from our IPO, $34.3 million under the collaboration agreement with Bayer, and $5.9 million from borrowings under a loan and security agreement.

As of June 30, 2016, we had $104.7 million in cash and cash equivalents. The Company's cash equivalents consisted of investments in a money market fund.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended
	June 30,
	2016	2015
	(in thousands)
Cash (used in) provided by operating activities	$(21,326)	$(14,439)
Cash used in investing activities	(4,906)	(1,956)
Cash provided by financing activities	3,836	79,135
Net increase in cash and cash equivalents	$(22,396)	$62,740

Operating activities. During the six months ended June 30, 2016, operating activities used $21.3 million of cash, resulting from our net loss of $21.6 million, partially offset by non-cash charges of $2.0 million and cash used by changes in our operating assets and liabilities of $1.7 million. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2016 consisted primarily of a $1.2 million decrease in accounts payable. These changes were offset by a $1.2 million decrease in accounts receivable, $1.0 million decrease in prepaid expense and a $1.1 million increase in accrued expense.

During the six months ended June 30, 2015, operating activities used $14.4 million of cash, resulting from our net loss of $15.4 million, partially offset by cash provided by changes in our operating assets and liabilities of $0.3 million and by non-cash charges of $0.6 million. Net cash provided by changes in our operating assets and liabilities for the six months ended June 30, 2015 consisted primarily of a $1.0 million increase in accounts payable due to the timing of vendor invoicing and payments, a $0.4 million decrease in accounts receivable from Bayer and a $0.1 million increase in other liabilities. These changes were partially offset by a $1.2 million increase in prepaid expenses and other current assets, primarily due to prepayments of external program-related expenses.

Investing activities. During the six months ended June 30, 2016, we used $4.9 million of cash in investing activities, consisting primarily of purchases of property and equipment related to the Woburn, MA facility.

During the six months ended June 30, 2015, we used $2.0 million of cash in investing activities, consisting primarily of purchases of property and equipment.

Financing activities. During the six months ended June 30, 2016, net cash provided by financing activities was $3.8 million, consisting of proceeds from issuance of notes payable of $4.1 million which were offset by repayment of notes payable of $291 thousand.

During the six months ended June 30, 2015, net cash provided by financing activities was $79.1 million, consisting of net proceeds from our issuances of preferred stock of $79.2 million and net proceeds from our issuance of notes payable of $0.2 million, both of which were partially offset by $0.2 million of payments of IPO costs and $0.1 million of principal repayments under our loan and security agreement.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates in development. In addition, we will continue to incur costs associated with operating as a public company.

Our expenses will also increase as we:

•	pursue the preclinical and clinical development of our programs and product candidates, including DTX301, DTX401, DTX601, DTX501, DTX701, DTX101, and DTX201;
•	seek to identify and develop additional product candidates;
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

As of June 30, 2016, we had cash and cash equivalents of $104.7 million. We expect that our existing cash and cash equivalents, payments received in connection with our collaboration agreement with Bayer and borrowing capacity under our loan and security agreement with SVB, will enable us to fund our operating expenses and capital expenditure requirements through Q1 2018. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Loan and Security Agreement

In August 2014, we entered into a loan and security agreement with Silicon Valley Bank (“SVB”) as amended, which provided for advances under an equipment line of up to $1.8 million. Through June 30, 2016, we had borrowed $1.8 million available under the loan and security agreement and had made $0.3 million of scheduled principal repayments. Under the loan and security agreement, for each advance under the equipment line, we are obligated to make six monthly, interest-only payments. Thereafter, we are obligated to pay 36 monthly installments of interest and principal. Outstanding principal under the loan and security agreement accrue interest at an annual rate of 5.5%, which was determined on the date of each drawdown.

In connection with entering into the loan and security agreement, in August 2014, we granted to the lender a warrant to purchase 11,973 shares of our common stock at an exercise price of $0.56 per share. This warrant was exercised at the option of the lender by the option of a cashless exercise in December 2015 resulting in the issuance of 11,306 of our common shares.

In December 2015, we amended the loan and security agreement with SVB in connection with the formation of our securities corporation. The amendment calls for us and our subsidiaries, excluding our securities corporation, to maintain all operating, depository and securities accounts with SVB, provided, further, we shall have at all times at least 105% of the then-outstanding loan obligations on deposit in operating, depository and securities accounts maintained with SVB.

In February 2016, we entered into a second amendment to the loan and security agreement with SVB. Under the second amendment, we may borrow an aggregate principal amount of up to $7.0 million for certain equipment purchases. Through June 30, 2016, we had borrowed $4.1 million under second amendment of our loan and security agreement and made no scheduled principal payments. Under the loan and security agreement, for each advance under the equipment line, we are obligated to make six monthly, interest-only payments. Thereafter, we are obligated to pay 36 monthly installments of interest and principal. Outstanding principal under the advances of the second amendment to the loan and security agreement accrue interest at an annual rate of 3.0%, which was determined on the date of each drawdown. In addition, the Company is required to make an additional final payment equal to 6% of the original principal amount of each advance due on the earliest to occur of the maturity date of the advance, acceleration of the terms of the loan, prepayment of the advance or termination of the loan and security agreement. As of June 30, 2016, the Company accrues the related total final payments due of $248 to outstanding debt by charges to interest expense using the effective-interest method from the date of issuance through the maturity date.

Through June 30, 2016, we had borrowed a total of $5.9 million available under the loan and security agreement, as amended, and had made $0.3 million of scheduled principal repayments. Borrowings under the loan and security agreement are secured by substantially all of our assets, except for our intellectual property. There are no financial covenants associated with the loan and security agreement. There are negative covenants restricting our activities, such as disposing of our business or certain assets, changing our business, management, ownership or business locations, incurring additional debt or liens or making payments on other debt, making certain investments and declaring dividends, acquiring or merging with another entity, engaging in transactions with affiliates or encumbering intellectual property. The obligations under the loan and security agreement are subject to acceleration upon occurrence of specified events of default, including a material adverse change in our business, operations or financial or other condition.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2016 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments(1)	$3,502	$1,185	$1,921	$396	$—
Debt obligations(2)	5,509	1,534	3,377	598	—
Research and development agreement(3)	244	244	—	—	—
Total	$9,255	$2,963	$5,298	$994	$—

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

As of June 30, 2016, we had $104.7 million of cash equivalents comprised of overnight money market funds. As a result, a change in market interest rates would not have any impact on our financial position or results of operations.

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

Based on this evaluation, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2016, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. We are not currently a party to any material legal proceedings.

Item 1A.	Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, together with all other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, before investing in our common stock. The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 24, 2016. Any of the risk factors we describe below could adversely affect our business, financial condition or results of operations. The market price of our common stock could decline if one or more of these risks or uncertainties actually occur, causing you to lose all or part of the money you paid to buy our common stock. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business. Certain statements below are forward-looking statements. See “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q for the six months ended on June 30, 2016.

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

We have invested substantially all of our efforts and financial resources in the identification, clinical and preclinical development of our current and future product candidates, DTX301 for ornithine transcarbamylase, or OTC, deficiency, DTX401 for glycogen storage disease type Ia, or GSDIa, DTX601 for citrullinemia type I, DTX501 for phenylketonuria , or PKU, DTX701 for Wilson disease, DTX101 for hemophilia B, and DTX201 for hemophilia A. We are very early in our development efforts with one product candidate in Phase I/II clinical development and the rest of our product candidates still in preclinical development. We have only recently completed product candidate selection for our DTX301, DTX401 and DTX201 programs. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product and we may never be able to develop or commercialize a marketable product.

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

•	approval of Investigational New Drug applications, or INDs, and Clinical Trial Authorisation, or CTAs, for our product candidates to commence planned clinical trials or future clinical trials;
•	successful data from our clinical program that supports an acceptable risk-benefit profile of our product candidates in the intended populations;
•	successful development, and subsequent clearance or approval, of companion diagnostics for use as screening criteria for potential patients;
•	receipt of regulatory approvals from applicable regulatory authorities;

•	establishment of arrangements with third-party manufacturers for clinical supply and commercial manufacturing and, where applicable, commercial manufacturing capabilities;
•	successful development of our internal manufacturing processes and transfer to larger-scale facilities operated by either a contract manufacturing organization, or CMO, or by us;
•	establishment and maintenance of patent and trade secret protection or regulatory exclusivity for our product candidates;
•	commercial launch of our product candidates, if and when approved, whether alone or in collaboration with others;
•	acceptance of the product candidates, if and when approved, by patients, the medical community and third-party payors;
•	effective competition with other therapies;
•	establishment and maintenance of healthcare coverage and adequate reimbursement;
•	enforcement and defense of intellectual property rights and claims; and
•	maintenance of a continued acceptable safety profile of the product candidates following approval.

If we do not succeed in one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.

*FDA, the NIH, Health Canada, and the EMA have demonstrated caution in their regulation of gene therapy treatments, and ethical and legal concerns about gene therapy and genetic testing may result in additional regulations or restrictions on the development and commercialization of our product candidates, which may be difficult to predict.

The clinical trial requirements of FDA, the NIH, Health Canada, the EMA and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the product candidate. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied product candidates. Only one AAV gene therapy product, Glybera from uniQure N.V., or uniQure, has received marketing authorization from the European Commission and no gene therapy product has yet been approved in the United States. Approvals by the European Commission may not be indicative of what FDA may require for approval and different or additional preclinical studies or clinical trials may be required to support regulatory approval in each respective jurisdiction.

Additionally, FDA, the U.S. National Institutes of Health, or NIH, Health Canada, and the EMA have each expressed interest in further regulating biotechnology, including gene therapy and genetic testing. For example, the EMA advocates a risk-based approach to the development of a gene therapy product. Agencies at both the federal and state level in the United States, as well as U.S. congressional committees and foreign governments, have also expressed interest in further regulating the biotechnology industry. Such action may delay or prevent commercialization of some or all of our product candidates. For example, in 1999, a patient suffering from OTC deficiency died during a gene therapy clinical trial that utilized an adenovirus vector. It was discovered, unfortunately, that adenoviruses could generate an extreme immune system reaction that can be life-threatening. Thereafter, in January 2000, FDA halted that trial and began investigating 69 other gene therapy trials underway in the United States. Eventually, 28 trials were reviewed, with 13 requiring remedial action. Subsequently, in 2003, FDA suspended 27 additional gene therapy trials involving several hundred patients after learning that a child treated in France had developed leukemia. Although FDA was not aware of any patients treated in these U.S. trials that had suffered illnesses similar to that of the child in France, it nevertheless took precautions. This temporary halt, the largest such action involving gene therapy trials, was a setback for the field.

Regulatory requirements in the United States and abroad governing gene therapy products have changed frequently and may continue to change in the future. FDA has established the Office of Cellular, Tissue and Gene Therapies within its Center for Biologics Evaluation and Research to consolidate the review of gene therapy and related products, and has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise this review. Prior to submitting an IND, our human gene therapy clinical trials are subject to review by the NIH Office of Biotechnology Activities’, or OBA’s, Recombinant DNA Advisory Committee, or the RAC. As of April 2016, the new NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, including gene therapy, provide the opportunity for one or more oversight bodies (institutional review board (“IRB”) or the institutional biosafety committee (“IBC”)) to request a public RAC review based on their own review of the protocol and NIH requirements.  Regardless of the request for public review, NIH RAC members make their own assessment as to whether the protocol would significantly benefit from a public RAC review. The RAC’s recommendations are shared with FDA and the oversight bodies. The RAC can delay the initiation of a clinical trial, even if FDA has reviewed the trial design and details and has not objected to its initiation or has notified the sponsor that the study may begin. Conversely, FDA can put an IND on a clinical hold even if the RAC has provided a favorable review or has recommended against an in-depth, public review. Moreover, under guidelines published by the

NIH, patient enrollment in our gene therapy clinical trials cannot begin until, among other things, the investigator for that clinical trial has received a letter from the OBA indicating that the protocol registration process has been completed. Upon receipt of the letter from OBA confirming completion of protocol registration the investigator may obtain final approval from the oversight bodies and patient enrollment may begin if all other applicable regulatory authorizations have been obtained.

If there is a public RAC review, the receipt of the final recommendation letter concludes the protocol registration process and then oversight body, or bodies, approval can be issued. While the RAC completed its initial public review for DTX301, approving the protocol and issuing written recommendations, and its initial review of DTX101, determining that DTX101 does not require a public review, the RAC will continue to review DTX101 and DTX301, and may recommend a public review for DTX101 or additional public reviews in the future with respect to both products or any of our other product candidates. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause FDA or other oversight bodies to change the requirements for approval of any of our product candidates. Similarly, the EMA governs the development of gene therapies in the European Union and may issue new guidelines concerning the development and marketing authorization for gene therapy products and require that we comply with these new guidelines.

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

If preclinical studies for DTX301 for OTC deficiency, DTX401 for GSDIa, DTX601 for citrullinemia type I,  DTX501 for PKU, DTX701 for Wilson disease, and DTX201 for hemophilia A,  or all of our future product candidates do not result in the determination of a minimally effective dose range, we may not obtain the regulatory approvals required to initiate clinical testing.

As with any systemically delivered adeno-associated virus, or AAV, gene therapy, it is important that we accurately determine a minimally effective dose in order to successfully execute our clinical trial. Exposure to the AAV virus has been shown to induce the production of neutralizing antibodies, which can reduce or eliminate the therapeutic effect of subsequently administered intravenous AAV therapies such as our product candidates. Because of the potential for immune response producing neutralizing antibodies making patients ineligible for a second dose of that vector, clinical trials are required to determine the minimum effective dose and the maximum safe dose. If our preclinical studies fail to demonstrate a starting dose in the clinic that might be reasonably expected to result in a clinical benefit, regulatory agencies may not approve the start of our clinical trials. In addition, even if we start our clinical program, we may not be able to recruit patients who will seek assurance of a clinical benefit following administration of our therapy.

Clinical development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

We have focused our research and development efforts to date on our ongoing Phase I/II open-label clinical trial of DTX101 in adults with moderate/severe to severe hemophilia B, which was initiated in January 2016, and our gene therapy platform, identifying our targeted disease indications and our initial product candidates, and our future success depends on our successful development of viable AAV, gene therapy product candidates. These product candidates are based on a relatively new technology that has been exposed to a limited number of patients in the clinic, which makes it difficult to predict the time and cost of development.

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

•

our third-party contractors, who we utilize for screening patients for neutralizing antibodies prior to enrollment in our ongoing Phase I/II open-label clinical trial of DTX101 and future clinical trials with DTX301, DTX401, DTX601, DTX501, DTX701, DTX201, and all future product candidates, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;

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

We have conducted some of our preclinical evaluations with viral vectors produced on adherent and suspension platforms utilizing human embryonic kidney 293, or HEK293, cells. We are conducting our Phase I/II trials of DTX101, and plan to conduct our Phase I/II trials of DTX301, DTX401, and potentially other programs using viral vectors produced on the HEK293 platform. For Phase III studies and commercial production of each of our product candidates, we plan to use an immortal cell line used in scientific research known as HeLa. HeLa is the oldest and most commonly used human cell line. Even if we successfully complete our planned preclinical studies and clinical trials using vectors produced on our adherent and suspension HEK293 platforms, FDA or other regulatory authorities may require a clinical bridge study, or comparability study, showing comparability of vectors produced on the HeLa platform prior to commencing Phase III trials of DTX301, DTX401, DTX601, DTX501, DTX701, and DTX101 delaying the development process. If we make manufacturing or formulation changes to our product candidates in the future, we may need to conduct additional preclinical studies to bridge our modified product candidates to earlier versions. If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

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

*Genetically defined diseases may have relatively low prevalence and it may be difficult to identify patients with the disease, which together with other factors have in the past and may in the future lead to delays in enrollment for our trials.

Genetically defined diseases generally, and especially those for which our current product candidates are targeted, may have relatively low prevalence. For example, we estimate that there are approximately 10,000 patients worldwide with OTC deficiency, 8,000 of whom we estimate have late-onset OTC deficiency, which is our target population, 6,000 patients worldwide with GSDIa, approximately 2,000 worldwide patients with citrullinemia type I, more than 50,000 patients worldwide with PKU, and more than 50,000 Wilson disease patients worldwide. In addition, approximately 25% of potential patients in the United States have neutralizing antibodies that will significantly affect our product candidates’ therapeutic efficacy. As a result, we will be required to screen for, and exclude from our clinical trials, patients with neutralizing antibodies to the product candidate that is subject to the clinical trial with specific assays developed for each clinical trial. Moreover, following administration of any AAV vector, patients are likely to develop neutralizing antibodies specific to the vector administered. These could be significant obstacles to the timely recruitment and enrollment of a sufficient number of eligible patients into our trials. For example, we have experienced slower than expected patient enrollment in our ongoing Phase I/II clinical trial of DTX101 and we may experience similar delays in any of our future clinical trials. Patient enrollment may be affected by other factors including:

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

We currently anticipate that will need companion diagnostics to determine whether or not we can dose a particular patient with each of our products. We expect to use predictive biomarkers to identify the right patients for certain of our product candidates. Therefore, our success may depend, in part, on the development and commercialization of companion diagnostics. There has been limited success to date industrywide in developing and commercializing these types of companion diagnostics. Development and manufacturing of companion diagnostics is complex and there are limited manufacturers with the necessary expertise and capability. Even if we are able to find a qualified collaborator, it may not be able to manufacture the companion diagnostics at a cost or in quantities or on timelines necessary for use with our product candidates. To be successful, we need to address a number of scientific, technical and logistical challenges. We have not yet initiated development and commercialization of companion diagnostics. We have little experience in the development and commercialization of diagnostics and may not be successful in developing and commercializing appropriate diagnostics to pair with any of our product candidates that receive marketing approval. University of Pennsylvania School of Medicine currently conducts some of our clinical assays pursuant to a sponsored research agreement, one of which is required for our ongoing Phase I/II clinical trial. We intend to enter into agreements with third parties for the automation, characterization and validation, of our companion diagnostic and the manufacture of its critical reagents. However, we may be unable to enter into any such agreement on favorable terms, or at all.

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

We have sought and received Orphan Drug Designation for DTX101 and DTX301 in the United States and Europe, and we may seek Orphan Drug Designation for some of our other product candidates and we may be unsuccessful or may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for market exclusivity.

As part of our business strategy, we have sought and received Orphan Drug Designation for DTX101 and DTX301 in the United States and Europe, and we may seek Orphan Drug Designation for our other product candidates and we may be unsuccessful or unable to maintain the associated benefits. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs intended to treat relatively small patient populations as orphan drugs. Under the U.S. Orphan Drug Act, FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax credits for qualified clinical research costs, and prescription drug user-fee waivers.

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

We expect our manufacturing strategy will involve the use of one or more CMOs as well as establishing our own capabilities and infrastructure, including at our Woburn, MA facility where we will support continued innovation in vector optimization and development of manufacturing processes required for IND-enabling studies and the reliable production of high quality AAV vectors at commercial scale. We expect that development of our own process development facility will provide us with enhanced control of material supply for both clinical trials and the commercial market, enable the more rapid implementation of process changes, and allow for better long-term margins. However, we have no experience as a company in developing a manufacturing facility and may never be successful in developing our own manufacturing facility or capability. Additionally, given that cGMP gene therapy manufacturing is a nascent industry, there are a small number of CMOs with the experience necessary to manufacture our product candidates and we may have difficulty finding or maintaining relationships with such CMOs or hiring experts for internal manufacturing and accordingly, our production capacity may be limited. We may establish multiple manufacturing facilities as we expand our commercial footprint to multiple geographies, which may lead to regulatory delays or prove costly. Even if we are successful, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, lack of capacity, labor shortages, natural disasters, power failures and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

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

Our projections of both the number of people who have OTC deficiency, GSDIa, citrullinemia type I, PKU, Wilson disease, hemophilia B, and hemophilia A, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. The precise incidence and prevalence for OTC deficiency and GSDIa are unknown. By our estimate, the number of addressable patients globally with late-onset OTC deficiency is approximately 8,000, with GSDIa is approximately 6,000, citrullinemia type I approximately 2,000, PKU more than 50,000, and more than 50,000 for Wilson disease. We estimate that the number of addressable patients with moderate to severe hemophilia B and hemophilia A is approximately 2,800 and 10,300 in the United States, respectively, and approximately 6,000 and 35,800 globally, respectively.

The total addressable market opportunity for DTX301 for the treatment of patients with OTC deficiency, DTX401 for the treatment of GSDIa patients, DTX601 for the treatment of patients with citrullinemia type I, DTX501 for the treatment of patients with PKU, DTX701 for the treatment of patients with Wilson disease, DTX101 for the treatment of hemophilia B, and DTX201 for the treatment of hemophilia A will ultimately depend upon, among other things, the diagnosis criteria included in the final label for each of DTX301, DTX401, DTX601, DTX501, DTX701, DTX101, and DTX201 if our product candidates are approved for sale for these indications, acceptance by the medical community and patient access, drug pricing and reimbursement. Additionally, approximately 25% of potential patients estimated to exist in the United States have neutralizing antibodies that will significantly affect our product candidates’ therapeutic efficacy. Thus, the number of patients globally may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

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

We are aware of several companies focused on developing gene therapies in various indications using various modalities including AAV vectors, including Spark Therapeutics, Inc., Applied Genetic Technologies Corporation, Asklepios BioPharmaceutical, Inc., Audentes Therapeutics, Inc., Adverum Biotechnologies, Voyager Therapeutics, Inc., GenSight Biologies SA, NightstaRx Limited, Selecta Biosciences, Inc., REGENX, bluebird bio, Inc. and uniQure as well as several companies addressing other methods for modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against any of our product candidates. If any of our competitors obtain regulatory approval of a gene therapy product for a disease that our current or future product candidates target, it may significantly diminish the market opportunity for our competing product candidate. This risk is particularly applicable when the patient populations for a disease are very small, which is the case for our product candidates, and in the field of gene therapy where a single administration may be sufficient to durably treat the disease.

The main competitors for our specific programs are as follows:

•	DTX301: Arcturus Therapeutics Inc., Bioblast Pharma Ltd., PhaseRx, Inc., Poseida Therapeutics, Inc., Selecta Biosciences, Inc., and Synlogic, Inc.
•	DTX401: new medical food products and longer-acting corn starch formulations.
•	DTX601: Arcturus Therapeutics Inc., Bioblast Pharma Ltd., PhaseRx, Inc., Poseida Therapeutics, Inc. and Synlogic, Inc.
•	DTX501: BioMarin, Inc., Codexis, Inc., and Synlogic, Inc.
•

DTX701: Aligen Therapeutics, Aton Pharma Inc., GMP-Orphan SAS, Ionis Pharmaceuticals Inc., Krisani Biosciences (P) Ltd., Revive Therapeutics Ltd., Teva Pharmaceutical Industries Ltd. Wilson Therapeutics AB.

•

DTX101: Novo Nordisk S/A, uniQure in collaboration with Chiesi Farmaceutici S.p.A., Spark Therapeutics, Inc. in collaboration with Pfizer, Inc., Sangamo BioSciences, Inc., Shire plc, Alnylam Incorporated, Freeline Therapeutics Ltd., LogicBio Therapeutics, Inc., and Telethon Institute for Gene Therapy in collaboration with Biogen Inc.

•

DTX201: BioMarin Pharmaceutical Inc., uniQure, Spark Therapeutics, Inc., Pfizer, Inc., Sangamo Biosciences, Inc., Shire plc, Telethon Institute for Gene Therapy in collaboration with Biogen Inc., Alnylam Incorporated, Freeline Therapeutics Ltd., LogicBio Therapeutics, Inc., Novo Nordisk S/A and Roche Holding AG.

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

We are a biopharmaceutical company with a limited operating history on which to base an investment decision. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in November 2013. Our operations to date have been limited primarily to organizing and staffing our company, business planning, raising capital, acquiring and developing product and technology rights and conducting research and development activities for our product candidates. We have never generated any revenue from product sales. We have not obtained regulatory approvals for any of our product candidates. We have funded our operations to date through proceeds from sales of preferred stock, from our IPO and from payments received in connection with our collaboration agreement with Bayer and, to a lesser extent, through borrowings under a loan and security agreement, as amended, that we entered into with Silicon Valley Bank, or SVB, in August 2014, as amended. We have incurred net losses in each year since our inception. As of June 30, 2016, we had an accumulated deficit of $72.8 million. Our net loss was $12.1 million, $10.0 million, $21.6 million and $15.4 million for the three and six months ended June 30, 2016 and 2015, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital. We expect our research and development expenses to significantly increase in connection with beginning clinical trials of our product candidates. In addition, if we obtain marketing approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. As a public company, we will continue to incur costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any product revenue from our lead programs and product candidates, DTX301, DTX401, DTX601, DTX501, DTX701, DTX101, and DTX201, and we do not know and do not expect to generate any revenue from the sale of our product candidates in the near future. We do not expect to generate significant product revenue unless and until we or our partners obtain marketing approval of and begin to sell DTX301, DTX401, DTX601, DTX501, DTX701, DTX101, or DTX201, or one of our other product candidates. Our ability to generate product revenue depends on a number of factors, including, but not limited to, our ability to:

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

*We will need additional funding in order to complete development of our product candidates and commercialize our products, if approved. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate some of our product development programs or commercialization efforts.

The development of pharmaceutical drugs is capital-intensive. We initiated a Phase I/II open-label clinical trial of DTX101 in adults with moderate/severe to severe hemophilia B in January 2016, and initiated IND-enabling activities for DTX201 for treatment of hemophilia A in 2016. We are completing IND-enabling studies, plan to file an IND with FDA and initiate the clinical trial in the second half 2016 for treatment of OTC deficiency, and are initiating IND-enabling activities to support an IND filing for DTX401 for treatment of GSDIa. We are in candidate selection activities for DTX601, DTX501, and DTX701 and expect to select development candidates in the next 18 months. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of and seek marketing approval for our product candidates. In addition, depending on the status of regulatory approval or, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of Bayer, or other collaborators. We may also need to raise additional funds sooner if we choose to pursue additional indications or geographies for our product candidates or otherwise expand more rapidly than we presently anticipate. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts.

We expect that our existing cash and cash equivalents of $104.7 million, payments received in connection with our collaboration agreement with Bayer and borrowing capacity under our loan and security agreement with SVB, will enable us to fund our operating expenses and capital expenditure requirements through Q1 2018. Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

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

As of August 4, 2016, the existing holdings of our executive officers, directors, principal stockholders and their affiliates, including entities affiliated with FMR LLC, or FMR, and investment funds affiliated with OrbiMed Advisors LLC, or OrbiMed, and New Leaf Venture Partners, L.L.C. will represent beneficial ownership, in the aggregate, of approximately 59% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership might adversely affect the market price of our common stock by:

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

We have in-licensed patents and patent applications owned by the Trustees of the University of Pennsylvania, or the University of Pennsylvania, relating to various AAV vectors. These patents and patent applications are licensed or sublicensed to REGENX and sublicensed to us. Our sublicenses are exclusive, but limited to particular fields, such as in vivo gene therapy for OTC deficiency, GSDIa, citrullinemia type I, PKU, Wilson disease, hemophilia B, hemophilia A, and other future elected indications and are subject to certain retained rights. As described in “Business — Intellectual Property,” most of these patents will expire in 2022, although some will expire later. In particular, any patent issuing on our licensed patent application relating to nucleic acid sequences encoding human ornithine transcarbamylase, should any patent issue, would not be expected to expire before 2035. The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation.

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

As of June 30, 2016 we had 81 full-time employees and we expect to continue to increase our number of employees and the scope of our operations. To manage our planned development and expansion, we must continue to implement and improve our managerial and operational systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

*Exposure to UK political developments, including the outcome of the UK referendum on membership in the European Union, could have a material adverse effect on us.

On June 23, 2016, a referendum was held on the United Kingdom’s membership in the European Union, the outcome of which was a vote in favor of leaving the European Union. The United Kingdom’s vote to leave the European Union creates an uncertain political and economic environment in the United Kingdom and potentially across other European Union member states, which may last for a number of months or years.

Article 50 of the Treaty of the European Union, or Article 50, allows a member state to decide to withdraw from the European Union in accordance with its own constitutional requirements. The formal process for leaving the European Union will be triggered only when the United Kingdom delivers an Article 50 notice to the European Council, although informal negotiations around the terms of any exit may be held before such notice is given. Delivery of the Article 50 notice will start a two-year period for the United Kingdom to exit from the European Union, although this period can be extended with the unanimous agreement of the European Council. Without any such extension (and assuming that the terms of withdrawal have not already been agreed), the United Kingdom’s membership in the European Union would end automatically on the expiration of that two-year period.

The result of the referendum means that the long-term nature of the United Kingdom’s relationship with the European Union is unclear and that there is considerable uncertainty as to when any such relationship will be agreed and implemented. In the interim, there is a risk of instability for both the United Kingdom and the European Union, which could adversely affect our results, financial condition and prospects.

It is currently expected that the UK government will shortly commence negotiations in connection with any exit from the European Union and will make a decision regarding the timing for giving an Article 50 notice. There is also considerable uncertainty as to whether, following any Article 50 notice being given, the arrangements for the United Kingdom to leave the European Union will be agreed upon within the two-year period and, if not, whether an extension of that time period would be agreed upon. It is also possible that the European Union will pressure the United Kingdom to exit prior to the end of the two-year period. There is also a risk of the United Kingdom’s exit from the European Union being effected without mutually acceptable terms being agreed and that any terms of such exit could adversely affect our operating results, financial condition and prospects.

The political and economic instability created by the United Kingdom’s vote to leave the European Union has caused and may continue to cause significant volatility in global financial markets and the value of the Pound Sterling currency or other currencies, including the Euro. Depending on the terms reached regarding any exit from the European Union, it is possible that there may be adverse practical and/or operational implications on our business.

Consequently, no assurance can be given as to the impact of the referendum outcome and, in particular, no assurance can be given that our operating results, financial condition and prospects would not be adversely impacted by the result.

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

Our stock price has been and is likely to be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From October 22, 2015 through August 4, 2016, our stock price has traded at prices as low as $5.39 per share and as high as $15.55 per share.  As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price they paid for their shares. The market price for our common stock may be influenced by many factors, including:

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

As of June 30, 2016, we have not used any proceeds from the offering, which closed on October 27, 2015, or from the underwriters’ exercise their over-allotment option, which closed on November 25, 2015. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the Securities and Exchange Commission on October 22, 2015.

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

Company Name

Date: August 11, 2016	By:	/s/ Annalisa Jenkins
Annalisa Jenkins
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2016	By:	/s/ Jean Franchi
Jean Franchi
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

10.1†	Research, Collaboration & License Agreement, by and between the Registrant and The Trustees of the University of Pennsylvania, dated as of May 5, 2016.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant and Principal Financial Officer to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†

Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

*	Filed herewith.
**

The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.