Form 10-Q
period 2016-09-30
Dimension Therapeutics, Inc.
filed 2016-11-10
CIK 1592288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of Registrant’s Common Stock outstanding as of November 3, 2016 was 25,043,506.

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

DIMENSION THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$74,943	$127,047
Marketable securities	18,809	—
Accounts receivable	1,807	143
Prepaid expenses and other current assets	2,900	2,740
Total current assets	98,459	129,930
Property and equipment, net	8,718	3,339
Total assets	$107,177	$133,269
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,381	$1,555
Accrued expenses and other current liabilities	6,968	3,715
Amounts due to related parties	—	522
Deferred revenue	7,803	6,835
Notes payable	1,973	574
Total current liabilities	18,125	13,201
Deferred revenue, net of current portion	11,770	13,670
Notes payable, net of discount and current portion	4,751	759
Other liabilities	493	56
Total liabilities	35,139	27,686
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at September 30, 2016 and December 31, 2015; zero shares issued or outstanding at September 30, 2016 and December 31, 2015.	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized as of September 30, 2016 and December 31, 2015; 25,043,506 and 25,008,227 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively.	2	2
Additional paid-in capital	159,207	156,775
Accumulated deficit	(87,170)	(51,194)
Accumulated other comprehensive loss	(1)	—
Total stockholders’ equity	72,038	105,583
Total liabilities and stockholders’ equity	$107,177	$133,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIMENSION THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue	$2,762	$2,061	$7,339	$5,397
Operating expenses:
Research and development	13,796	10,372	33,841	25,238
General and administrative	3,305	2,334	9,482	6,115
Total operating expenses	17,101	12,706	43,323	31,353
Loss from operations	(14,339)	(10,645)	(35,984)	(25,956)
Interest income (expense), net	(26)	(22)	8	(72)
Net loss	(14,365)	(10,667)	(35,976)	(26,028)
Accretion of convertible preferred stock to redemption value	—	—	—	(23)
Net loss attributable to common stockholders	$(14,365)	$(10,667)	$(35,976)	$(26,051)
Net loss per share attributable to common stockholders — basic and diluted	$(0.58)	$(2.73)	$(1.44)	$(6.71)
Weighted average common shares outstanding — basic and diluted	24,930,348	3,907,196	24,900,773	3,880,779
Comprehensive loss:
Net loss	$(14,365)	$(10,667)	$(35,976)	$(26,028)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	(1)	—	(1)	—
Total other comprehensive gain (loss)	(1)	—	(1)	—
Total comprehensive loss	$(14,366)	$(10,667)	$(35,977)	$(26,028)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIMENSION THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(35,976)	$(26,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,114	507
Stock-based compensation expense	2,389	886
Non-cash interest expense	65	7
Premium on marketable securities	(9)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,664)	(118)
Prepaid expenses and other current assets	(160)	(1,290)
Accounts payable	(231)	54
Accrued expenses and other current liabilities and amounts due to related parties	2,715	1,633
Deferred revenue	(932)	72
Other liabilities	437	64
Net cash used in operating activities	(32,252)	(24,213)
Cash flows from investing activities:
Purchases of marketable securities	(18,801)	—
Purchases of property and equipment	(6,436)	(2,186)
Lease deposits	—	62
Net cash used in investing activities	(25,237)	(2,124)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	79,219
Proceeds from exercise of common stock options	43	5
Proceeds from issuance of notes payable and common stock warrant, net of issuance costs	5,779	194
Payments of initial public offering costs	—	(1,501)
Repayment of notes payable	(437)	(248)
Net cash provided by financing activities	5,385	77,669
Net (decrease) increase in cash and cash equivalents	(52,104)	51,332
Cash and cash equivalents at beginning of period	127,047	17,913
Cash and cash equivalents at end of period	$74,943	$69,245
Supplemental disclosure of cash flow information:
Interest paid	$82	$68
Supplemental disclosure of non-cash investing and financing activities:
Accretion of convertible preferred stock to redemption value	$—	$23
Purchases of property and equipment included in accounts payable, accrued expenses and other liabilities	$66	$47
Deferred offering costs included in accounts payable and accrued expenses	$—	$1,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIMENSION THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts) (Unaudited)

1.	Nature of the Business and Basis of Presentation

Dimension Therapeutics, Inc. (the “Company”) was incorporated in Delaware on June 20, 2013. The Company is the leader in discovering and developing new therapeutic products for people living with devastating rare and metabolic diseases associated with the liver, based on the most advanced, mammalian adeno-associated virus (AAV) gene delivery technology. The liver is a vital organ that plays an important role in human metabolism and key physiologic functions, and is the target organ for our initial programs: OTC deficiency, GSDIa, citrullinemia type I, phenylketonuria, Wilson disease, hemophilia B, and hemophilia A.

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

As of September 30, 2016, the Company had an accumulated deficit of $87,170. The Company expects to continue to generate operating losses in the foreseeable future. From our inception through September 30, 2016, we had received net proceeds of $88,895 from our sales of preferred stock, $64,620 from our initial public offering, $35,604 under the collaboration agreement with Bayer, and $7,551 from borrowings under a loan and security agreement.

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

Unaudited Interim Financial Information

The condensed consolidated balance sheet at December 31, 2015 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying condensed consolidated balance sheet as of September 30, 2016, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2016 and 2015 and the condensed consolidated statement of cash flows for the nine months ended September 30, 2016 and 2015 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2016, the results of its operations for the three and nine months ended September 30, 2016 and 2015, and its statement of cash flows for the nine months ended September 30, 2016 and 2015. The financial data and other information disclosed in the notes related to the three and nine months ended September 30, 2016 and 2015 are unaudited. The results for the three and nine months ended September 30, 2016 and 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2016, any other interim periods, or any future year or period.

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

Marketable securities

Marketable securities consist of investments with original maturities greater than ninety days. The Company has classified its investments with maturities beyond one year as short term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio of investments available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of other income (expense), net based on the specific identification method. When determining whether a decline in value is other than temporary, the Company considers various factors, including whether the Company has the intent to sell the security, and whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis.

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three categories:

Level 1	—	Quoted market prices in active markets for identical assets or liabilities.

Level 2	—

Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	—	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

3.	Fair Value Measurements and Marketable Securities

Fair Value Measurements

The Company’s cash equivalents are generally classified within Level 1 of the fair value hierarchy. The Company’s investments in marketable securities are classified within Level 2 of the fair value hierarchy.

The fair values of the Company’s marketable securities are generally based on prices obtained from independent pricing sources. Consistent with the fair value hierarchy described above, securities with validated quotes from pricing services are generally reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. Typical inputs used by these pricing services include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers and/or estimates cash flow, prepayment spreads and default rates.

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of
	September 30, 2016 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$68,354	$—	$—	$68,354
Commercial paper	—	6,589	—	6,589
Total cash equivalents	68,354	6,589	—	74,943
Marketable securities:
Commercial paper	—	11,301	—	11,301
U.S. government securities	—	7,508	—	7,508
Total marketable securities	—	18,809	—	18,809
Total cash equivalents and marketable securities	$68,354	$25,398	$—	$93,752

	Fair Value Measurements as of
	December 31, 2015 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$127,047	$—	$—	$127,047
Total cash equivalents	$127,047	$—	$—	$127,047

During the nine months ended September 30, 2016 and the year ended December 31, 2015, there were no transfers between Level 1 and Level 2.

The carrying amounts reflected in the consolidated balance sheets for accounts payable and accrued expenses approximate fair value due to their short-term maturities.  The carrying value of the Company’s outstanding notes payable approximates fair value (a Level 2 fair value measurement), reflecting interest rates currently available to the Company.

Marketable Securities

The following tables summarize the Company’s marketable securities as of September 30, 2016:

	Fair Value Measurements as of
	September 30, 2016 using:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Assets:
Commercial paper (due within 1 year)	$11,301	$—	$—	$11,301
U.S. government securities (due after 1 year through 2 years)	7,509	—	(1)	7,508
	$18,810	$—	$(1)	$18,809

4.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2016	2015
Payroll and payroll-related costs	$1,808	$2,000
External research and development services	4,571	1,389
Professional fees	395	254
Other	194	72
	$6,968	$3,715

5.	Notes Payable

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

Through September 30, 2016, the Company borrowed $5,801 under the Second Amendment in three advances and incurred $22 of related issuance costs. The issuance costs are being accreted to the principal amount of debt and being amortized to interest expense using the effective-interest method over the same period. In accordance with the terms of the Second Amendment, the borrowed loan amounts through September 30, 2016, accrues interest at an annual rate of 3.0%. In addition, the Company accrues the related total final payments due of $348 to outstanding debt by charges to interest expense using the effective-interest method from the date of issuance through the maturity date. The effective interest rate of the outstanding debt under the Second Amendment is approximately 6.2%.

As of September 30, 2016 and December 31, 2015, notes payable consist of the following:

	September 30,	December 31,
	2016	2015
Notes payable	$6,720	$1,356
Less: current portion	(1,973)	(574)
Notes payable, net of current portion	4,747	782
Debt discount, net of accretion	(35)	(23)
Accretion related to final payment	39	—
Notes payable, net of discount, long term	$4,751	$759

Estimated future principal payments due under the loan and security agreement with SVB as of September 30, 2016 are as follows:

2016 (remainder of year)	$242
2017	2,379
2018	2,123
2019	1,837
2020	139
Total	$6,720

During the three months ended September 30, 2016 and 2015, the Company recognized $97 and $25, respectively, of interest expense related to the loan and security agreement with SVB. During the nine months ended September 30, 2016 and 2015, the Company recognized $147 and $74, respectively, of interest expense related to the loan and security agreement with SVB.

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

The Company determined that the deliverables under its agreement with Bayer include (i) research services to be provided over the research term, (ii) a development and commercialization license and (iii) the Company’s participation in a Joint Steering Committee (“JSC”) and a Joint Research and Development Committee (“JRDC”) to be provided over the research term. The Company determined that the development and commercialization license and involvement in the JSC and the JRDC do not have standalone value to Bayer and, therefore, are not separable from the delivery of the research services. Therefore, all deliverables under the agreement have been combined and accounted for as a single unit of accounting. Accordingly, the upfront license payment and research payments are being recognized by the Company as revenue on a straight-line basis over the estimated performance period, which approximates the 54-month research term of the agreement with Bayer that commenced in June 2014. As future research payments are earned, the Company will recognize as revenue the portion of payments equal to the percentage of the elapsed research term to the total estimated research term, with the remaining portion of consideration received being recognized over the remaining estimated performance period on a straight-line basis. The Company concluded at the outset of the arrangement that none of the future milestone payments included in the arrangement qualified as substantive milestones. Any future milestone payments will be recognized, along with the other arrangement consideration, over the remaining estimated period of performance, if any, beginning at the time a milestone payment is earned, with a cumulative catch-up being recognized for the elapsed portion of the estimated research term. As of September 30, 2016, the Company had not earned any milestone or royalty payments.

Revenue recognized under the collaboration agreement with Bayer consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue:
Bayer Collaboration	$2,762	$2,061	$7,339	$5,397
	$2,762	$2,061	$7,339	$5,397

During the three and nine months ended September 30, 2016 and 2015, research payments earned by the Company under the collaboration agreement totaled $1,808, $2,092, $4,391 and $5,470, respectively. As of September 30, 2016, the unbilled amount of earned research payments was $1,808. The costs incurred by the Company related to the research activities of the collaboration agreement are recorded as research and development expense in the condensed consolidated statement of operations and comprehensive loss.

As of September 30, 2016 and December 31, 2015, deferred revenue related to the collaboration agreement with Bayer totaled $19,573 and $20,505, respectively, which related to the upfront license payment, research services payments and to advance payments for future research services.

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

In addition, the Company would be required to make milestone payments if certain development and commercial milestones are achieved over time, as well as low to mid single-digit royalties percentages on net sales of each Subfield’s licensed products.  Should they be achieved, potential development milestones through U.S. and EU regulatory acceptance total up to a maximum of $5,000 per Subfield and would be recorded as research and development expense in the periods they are achieved. As no milestones have been achieved and the agreement can be cancelled at the Company's option, no future potential milestone payments have accrued as of September 30, 2016.

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

Research and development expenses for Penn were $1,498 and $4,158 for the three and nine months ended September 30, 2015. Cash payments made to the Penn during the three and nine months ended September 30, 2015 were $1,000 and $4,137, respectively. Amounts due to Penn by the Company were $522 as of December 31, 2015.

Research and development expenses for REGENEX were $1,000 and $2,000 for the three and nine months ended September 30, 2015, respectively. Cash payments made to the REGENEX during the three and nine months ended September 30, 2015 was $1,000 and $2,750, respectively. Amounts due to REGENEX by the Company were $0 as of December 31, 2015.

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

As of September 30, 2016, the total number of shares reserved under the 2015 Plan and the 2013 Stock Option Plan was 5,889,101 and the Company had 1,247,532 shares available for future issuance under the 2015 Stock Option Plan.

During the three and nine months ended September 30, 2016, the Company granted to employees and directors no shares of restricted common stock and options to purchase 63,000 and 1,142,314 shares of common stock, respectively.

During the nine months ended September 30, 2016, the Company did not grant to non-employees any stock-based awards.

Stock Option Valuation

The fair value of each option granted to employees and directors during the three and nine months ended September 30, 2016 and 2015 under the Company’s stock option plans has been calculated on the date of grant using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expected dividend yield	—	—	—	—
Expected volatility	87 - 90%	70 - 72%	83 - 90%	70 - 74%
Risk free interest rate	1.0 - 1.3%	1.7%	1.0 - 1.6%	1.6 - 1.9%
Expected term	5.3 - 6.0 years	6.0 - 6.1 years	5.3 - 6.0 years	5.2 - 6.9 years

For options granted to nonemployees, the expected life of the option used is ten years, which is the contractual term of each such option. All other assumptions used to calculate the grant date fair value are generally consistent with the assumptions used for options granted to employees.

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2015	3,097,022	$3.11	9.2	$25,618
Granted	1,142,314	$7.16
Exercised	(35,279)	$1.22
Cancelled or forfeited	(42,329)	$4.22
Outstanding as of September 30, 2016	4,161,728	$4.23	8.7	$16,254
Options vested and expected to vest as of September 30, 2016	4,161,728	$4.23	8.7	$16,254
Options exercisable as of September 30, 2016	1,311,850	$2.92	8.4	$6,727

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock at September 30, 2016.

The weighted average grant-date fair value of stock options granted during the three and nine months ended September 30, 2016, was $6.16 and $7.16 per share, respectively.

Restricted Common Stock

The Company has granted restricted common stock with time-based vesting conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder. These restrictions lapse according to the time-based vesting conditions of each award. The following table summarizes the Company’s restricted common stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted common stock at December 31, 2015	153,217	$0.87
Issued
Vested	(62,375)	$0.85
Forfeited
Unvested restricted common stock at September 30, 2016	90,842	$0.88

The total fair value of restricted common stock vested during the nine months ended September 30, 2016 was $498.

Stock-Based Compensation

Stock-based compensation expense related to stock options and restricted common stock was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Research and development	$371	$318	$855	$487
General and administrative	688	232	1,534	399
	$1,059	$550	$2,389	$886

As of September 30, 2016, total unrecognized compensation cost related to the unvested awards was $8,770, which is expected to be recognized over a weighted average period of 2.72 years.

9.	Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(14,365)	$(10,667)	$(35,976)	$(26,028)
Accretion of convertible preferred stock to redemption value	—	—	—	(23)
Net loss attributable to common stockholders	$(14,365)	$(10,667)	$(35,976)	$(26,051)
Denominator:
Weighted average common shares outstanding — basic and diluted	25,033,822	4,093,836	25,024,935	4,077,551
Less: Weighted average shares of unvested restricted common stock outstanding	(103,474)	(186,640)	(124,162)	(196,772)
Weighted average common shares outstanding used in calculating net loss per share attributable to common stockholders — basic and diluted	24,930,348	3,907,196	24,900,773	3,880,779
Net loss per share attributable to common stockholders — basic and diluted	$(0.58)	$(2.73)	$(1.44)	$(6.71)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Convertible preferred stock (as converted to common stock)	—	15,286,968	—	15,286,968
Options to purchase common stock	4,161,728	3,021,324	4,161,728	3,021,324
Unvested restricted common stock	90,842	174,008	90,842	174,008
Warrant for the purchase of common stock	—	11,973	—	11,973
	4,252,570	18,494,273	4,252,570	18,494,273

10.	Commitments and Contingencies

Leases

The Company leases office and laboratory space under various operating lease agreements for its Cambridge, MA location that, as amended, expires January 2018. The Company also leases office and laboratory space under an operating lease agreement for its Woburn, MA location that expires March 2021. The Company took occupancy of the Woburn, MA facility on April 1, 2016.

The following table summarizes the total rent expense recorded during the three and nine months ended September 30, 2016 and 2015, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Cambridge, MA	$171	$171	$512	$563
Woburn, MA	92	—	185	—
Total rent expense	$263	$171	$697	$563

The following table summarizes the future minimum lease payments under the Cambridge and Woburn operating leases as of September 30, 2016:

Year Ending December 31,
2016 (remainder of year)	$293
2017	1,205
2018	549
2019	506
2020	523
2021	132
Total	$3,208

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2016.

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

Overview

We are the leader in discovering and developing new therapeutic products for people living with devastating rare and metabolic diseases associated with the liver, based on the most advanced, mammalian adeno-associated virus (AAV) gene delivery technology. The liver is a vital organ that plays an important role in human metabolism and key physiologic functions, and is the target organ for our programs: ornithine transcarbamylase (OTC) deficiency, glycogen storage disease type Ia (GSDIa), citrullinemia type I, phenylketonuria (PKU), Wilson disease, hemophilia B, and hemophilia A. We continue to advance our lead clinical program in hemophilia B, and our preclinical programs, and retain the global rights to all of our liver-directed programs, with the exception of our hemophilia A program, which is partnered with Bayer. We have developed a robust scientific platform that brings together deep expertise in rare genetic diseases, liver biology, AAV gene therapy and mammalian vector manufacturing. We believe that by leveraging the expertise created by our platform we will be able to accelerate the research and development of our pipeline of programs while continuing to discover and develop the next generation of products in this field. We believe that our manufacturing processes, methods and expertise will ultimately give us the most comprehensive manufacturing platform developed to date for AAV-based gene therapy product candidates.

Our pipeline consists of the following programs for the treatment of rare and metabolic diseases associated with the liver, also known as inherited metabolic disorders (IMD), and hemophilia:

•

DTX301 is our gene therapy product candidate designed for the treatment of patients with OTC deficiency. OTC deficiency is the most common urea cycle disorder and we estimate that there are approximately 10,000 patients worldwide with OTC deficiency, of which we estimate approximately 80% are classified as late-onset, our target population. We completed IND-enabling studies of DTX301 and plan to file an IND and initiate the clinical trial by the end of 2016. In June 2016, our Phase I/II clinical trial protocol for DTX301 received unanimous approval by the National Institutes of Health's Recombinant DNA Advisory Committee (RAC). In addition, DTX301 was granted Orphan Drug Designation in the United States and Europe in January and March 2016, respectively. To evaluate therapeutic response of DTX301, we plan to measure ammonia levels and other biomarkers, including [13]C-acetate, which are established measures of OTC deficiency disease status and ureagenesis, respectively.

•

DTX401 is our gene therapy program for the treatment of patients with GSDIa, a disease that arises from a defect in G6Pase, an essential enzyme in glycogen and glucose metabolism. GSDIa is the most common glycogen storage disease and we estimate there are approximately 6,000 patients worldwide. We selected a candidate in the second half of 2015 and are initiated IND-enabling activities to support an IND filing for DTX401 in 2017. In addition, DTX401 was granted Orphan Drug Designation in the United States in October 2016. To evaluate the therapeutic response to DTX401, we plan to measure fasting glucose, which is a well-established measure of GSDIa disease status.

•

DTX601 is our gene therapy program for the treatment of patients with citrullinemia type I (also referred to as classic citrullinemia), a disease that arises from a defect in argininosuccinate synthase (ASS), an essential enzyme that catalyzes the synthesis of argininosuccinate from citrulline and aspartate, the third step in the urea cycle. The disease can become evident in the first few days of life or later in childhood, and affects approximately 1 in 57,000 births worldwide. We are initiating preclinical activities in collaboration with the University of Pennsylvania to support selection of a development candidate in the next 18 months. To evaluate the therapeutic response to DTX601, we plan to measure ammonia levels and other biomarkers, including [13]C-acetate, which are established measures of citrullinemia type I disease status and ureagenesis, respectively.

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

•

DTX101 is our lead gene therapy product candidate designed to deliver FIX gene expression in patients with hemophilia B. Hemophilia B is a rare genetic bleeding disorder resulting from a deficiency in FIX. In 2013, the World Federation of Hemophilia estimated that there were approximately 28,000 hemophilia B patients worldwide, including approximately 4,000 patients in the United States. We completed cohort 1 and are dosing cohort 2 in our Phase I/II open-label clinical trial in adults with moderate/severe to severe hemophilia B and expect to disclose data from our Phase I/II clinical trial in January 2017. In addition, in October 2016 the Data Safety Monitoring Committee (DSMC) accepted our recommendation to dose escalate to 5x10[12] GC/kg, for our second cohort. In May and June 2016, we presented data at the American Society for Gene and Cell Therapy (ASGCT) and the European Hematology Association (EHA), respectively, demonstrating dose-dependent expression of FIX levels and stability of FIX expression after single dose administration across the majority of doses during the 90-day study period. In addition, no safety concerns were noted with DTX101 in mice, except for transient prolongation of prothrombin time (PT) in the highest dose cohorts. In February and April 2016, we received notification on our Clinical Trial Application, or CTA, from the MHRA in the United Kingdom and Bulgaria, respectively, allowing us to proceed with our Phase I/II clinical trial of DTX101 for the treatment of hemophilia B. In January 2016, we received a positive opinion from the European Commission, acting on the positive recommendation from the EMA designating DTX101 as an orphan medicinal product for the treatment of hemophilia B.

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

Since our inception on June 20, 2013, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and developing product and technology rights, and conducting research and development activities for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date with proceeds from the sale of our equity securities and payments received in connection with our collaboration agreement with Bayer, and, to a lesser extent, through borrowings under a loan and security agreement. Through September 30, 2016, we had received net proceeds of $88.9 million from our sales of preferred stock, $64.6 million from our initial public offering, $35.6 million under the collaboration agreement with Bayer, and $7.6 million from borrowings under a loan and security agreement.

Since our inception, we have incurred significant operating losses. Our net losses were $14.4 million, $10.7 million, $36.0 million and $26.0 million for the three and nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, we had an accumulated deficit of $87.2 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

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

As of September 30, 2016, we had cash, cash equivalents and marketable securities totaling $93.8 million. We believe that our existing cash, cash equivalents and marketable securities as of September 30, 2016, payments received in connection with our collaboration agreement with Bayer and borrowing capacity under our loan and security agreement with SVB, will enable us to fund our operating expenses and capital expenditure requirements through Q1 2018. See “— Liquidity and Capital Resources.”

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

The deliverables under our agreement with Bayer include (1) research services to be provided over the research term, (2) a development and commercialization license and (3) our participation in a Joint Steering Committee, or JSC, and a Joint Research and Development Committee, or JRDC, to be provided over the research term. We determined that the development and commercialization license and involvement in the JSC and the JRDC do not have standalone value to Bayer and, therefore, are not separable from the delivery of the research services. Therefore, all deliverables under the agreement have been combined and accounted for as a single unit of accounting. Accordingly, the upfront license payment and research payments are being recognized by us as revenue on a straight-line basis over the estimated performance period, which approximates the 54-month research term of the agreement with Bayer that commenced in June 2014. As future research payments are earned, we will recognize as revenue the portion of payments equal to the percentage of the elapsed research term to the total estimated research term, with the remaining portion of consideration received being recognized over the remaining estimated performance period on a straight-line basis. We concluded at the outset of the arrangement that none of the future milestone payments included in the arrangement qualified as substantive milestones. Any future milestone payments will be recognized, along with the other arrangement consideration, over the remaining estimated period of performance, if any, beginning at the time a milestone payment is earned, with a cumulative catch-up being recognized for the elapsed portion of the estimated research term. As of September 30, 2016, we had not earned any milestone or royalty payments.

During the three and nine months ended September 30, 2016 and 2015, we recognized revenue related to our collaboration agreement with Bayer as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Revenue:
Bayer Collaboration	$2,762	$2,061	$7,339	$5,397
	$2,762	$2,061	$7,339	$5,397

During the three and nine months ended September 30, 2016 and 2015, research payments earned by the Company under the collaboration agreement totaled $1.8 million, $2.1 million, $4.4 million and $5.5 million, respectively. As of September 30, 2016, the unbilled amount of earned research payments was $1.8 million. As of September 30, 2016, we had short-term and long-term deferred revenue of $7.8 million and $11.8 million, respectively, related to our collaboration agreement with Bayer.

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

The table below summarizes our research and development expenses incurred by development program:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
DTX101	$1,220	$3,140	$5,071	$8,280
DTX201	493	1,190	1,029	2,886
DTX301	4,277	1,004	7,366	1,610
DTX401	1,339	68	2,885	312
Other research and development programs	829	1,000	2,266	2,000
Unallocated expenses	5,638	3,970	15,224	10,150
Total research and development expenses	$13,796	$10,372	$33,841	$25,238

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

Interest Income (Expense), net

Interest income (expense), net consists of interest earned on our cash, cash equivalents and marketable securities, as well as interest expense incurred on borrowings at various dates under our loan and security agreement entered into in August 2014, as last amended in February 2016.

Critical Accounting Policies and Significant Judgments and Estimates

The accounting policies followed in the preparation of our interim condensed consolidated financial statements appearing at the beginning of this Quarterly Report on Form 10-Q are consistent in all material respects with those included in the Company’s Annual Report on the Form 10-K for the fiscal year ended on December 31, 2015 and Note 2 in our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30,		Increase
	2016	2015	(Decrease)
	(in thousands)
Revenue	$2,762	$2,061	$701
Operating expenses:
Research and development	13,796	10,372	3,424
General and administrative	3,305	2,334	971
Total operating expenses	17,101	12,706	4,395
Loss from operations	(14,339)	(10,645)	(3,694)
Interest income (expense), net	(26)	(22)	(4)
Net loss	$(14,365)	$(10,667)	$(3,698)

Revenue

We generate revenue from our collaboration agreement with Bayer and recognized $2.8 million of revenue for the three months ended September 30, 2016 and $2.1 million for three months ended September 30, 2015. The $0.7 million increase was due to services performed in connection with our performance obligations under the collaboration agreement with Bayer. Amounts recorded as deferred revenue under the collaboration agreement with Bayer totaled $19.6 million as of September 30, 2016.

Research and Development Expenses

	Three Months Ended
	September 30,		Increase
	2016	2015	(Decrease)
	(in thousands)
Direct research and development expenses by program:
DTX101	$1,220	$3,140	$(1,920)
DTX201	493	1,190	(697)
DTX301	4,277	1,004	3,273
DTX401	1,339	68	1,271
Other research and development programs	829	1,000	(171)
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	2,863	2,128	735
Services	703	766	(63)
Facility related	504	250	254
Lab consumables and other	1,568	826	742
Total research and development expenses	$13,796	$10,372	$3,424

Research and development expenses were $13.8 million for the three months ended September 30, 2016, compared to $10.4 million for the three months ended September 30, 2015. The increase of $3.4 million was due primarily to the increase of $3.3 million of costs incurred in manufacturing activity and early clinical development of DTX301, $1.7 million of unallocated research and development expenses and an increase of $1.3 million of costs incurred in manufacturing activity of DTX401, offset by a decrease of $1.9 million in DTX101-related expenses due to lower pre-clinical and manufacturing activity due to the transition from pre-clinical studies to clinical studies and $0.7 million in DTX201 project costs primarily due to decreases in preclinical development activity. The increase of $1.7 million in unallocated research and development expenses was primarily due to:

•	$0.7 million increase in personnel-related costs (including $0.1 million stock-based compensation) as a result of hiring additional full-time employees to support the growth in our operations;
•	$0.3 million increase in facility related expenses primarily due to the occupancy of our Woburn, MA facility; and
•	$0.8 million increase in lab consumables and other expenses due to portfolio expansion.

General and Administrative Expenses

	Three Months Ended
	September 30,		Increase
	2016	2015	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$1,816	$1,033	$783
Professional fees	1,059	961	98
Facility related	173	96	77
Other	257	244	13
Total general and administrative expenses	$3,305	$2,334	$971

General and administrative expenses were $3.3 million for the three months ended September 30, 2016, compared to $2.3 million for the three months ended September 30, 2015. The increase of $1.0 million was primarily due to an increase of $0.8 million in personnel-related costs (including $0.5 million stock-based compensation) as a result of hiring additional full-time employees to support the growth in our operations, finance and human resources.

Interest Income (Expense), net

Our interest income (expense), net consisted of interest earned on our cash equivalents and marketable securities as well as interest expense incurred on borrowings at various dates under our loan and security agreement entered into with SVB in August 2014, as last amended in February 2016. We recorded $26.3 thousand of interest expense, net of $56.0 thousand of interest income, for the three months ended September 30, 2016, compared to $22.5 thousand of interest expense, net of $2.3 thousand of interest income, for the three months ended September 30, 2015.

Comparison of the Nine Months Ended September 30, 2016 and 2015

The following table summarizes our results of operations for the nine months ended September 30, 2016:

	Nine Months Ended
	September 30,		Increase
	2016	2015	(Decrease)
	(in thousands)
Revenue	$7,339	$5,397	$1,942
Operating expenses:
Research and development	33,841	25,238	8,603
General and administrative	9,482	6,115	3,367
Total operating expenses	43,323	31,353	11,970
Loss from operations	(35,984)	(25,956)	(10,028)
Interest income (expense), net	8	(72)	80
Net loss	$(35,976)	$(26,028)	$(9,948)

Revenue

We generate revenue from our collaboration agreement with Bayer and recognized $7.3 million of revenue for the nine months ended September 30, 2016 and $5.4 million for the nine months ended September 30, 2015. The $1.9 million increase was due to services performed in connection with our performance obligations under the collaboration agreement with Bayer. Amounts recorded as deferred revenue under the collaboration agreement with Bayer totaled $19.6 million as of September 30, 2016.

Research and Development Expenses

	Nine Months Ended
	September 30,		Increase
	2016	2015	(Decrease)
	(in thousands)
Direct research and development expenses by program:
DTX101	$5,071	$8,280	$(3,209)
DTX201	1,029	2,886	(1,857)
DTX301	7,366	1,610	5,756
DTX401	2,885	312	2,573
Other research and development programs	2,266	2,000	266
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	7,605	5,202	2,403
Services	2,102	1,957	145
Facility related	1,280	805	475
Lab consumables and other	4,237	2,186	2,051
Total research and development expenses	$33,841	$25,238	$8,603

Research and development expenses, including the one-time, non-refundable upfront payments related to our 2016 Research, Collaboration and License Agreement with the University of Pennsylvania (included under other research and development programs in the table above), were $33.8 million for the nine months ended September 30, 2016, compared to $25.2 million for the nine months ended September 30, 2015. The increase of $8.6 million was due primarily to the increase of $5.8 million of costs incurred in manufacturing activities and early clinical development of DTX301, $5.1 million of unallocated research and development expenses and $2.6 million of costs incurred in manufacturing activities and early clinical development of DTX401, offset by decrease of $3.2 million in DTX101-related expenses due to lower pre-clinical activity and lower manufacturing activity as we transitioned from preclinical studies to clinical studies and $1.9 million in DTX201 project costs primarily due to decreases in preclinical development activity. The increase of $5.1 million in unallocated research and development expenses was due to:

•	$2.4 million increase in personnel-related costs (including $0.4 million stock-based compensation) as a result of hiring additional full-time employees to support the growth in our operations;
•	$0.5 million increase in facility related expense primarily due to the occupancy of our Woburn, MA facility; and
•	$2.1 million increase in lab consumables and other expenses related to portfolio expansion.

General and Administrative Expenses

	Nine Months Ended
	September 30,		Increase
	2016	2015	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$4,864	$2,481	$2,383
Professional fees	3,407	2,642	765
Facility related	462	308	154
Other	749	684	65
Total general and administrative expenses	$9,482	$6,115	$3,367

General and administrative expenses were $9.5 million for the nine months ended September 30, 2016, compared to $6.1 million for the nine months ended September 30, 2015. The increase of $3.4 million was primarily due to an increase of $2.4 million in personnel-related costs (including $1.1 million stock-based compensation) as a result of hiring additional full-time employees to support the growth in our operations, finance and human resources, an increase of $0.8 million in professional fees for legal, accounting and audit services, investor and public relations services, and Board of Directors.

Interest Income (Expense), net

Our interest income (expense), net consisted of interest earned on our cash equivalents and marketable securities as well as interest expense incurred on borrowings at various dates under our loan and security agreement entered into with SVB in August 2014, as amended. We recorded $8.2 thousand of interest income, net of $147.8 thousand of interest expense, for the nine months ended September 30, 2016, compared to $71.7 thousand of interest expense, net of $3.0 thousand of interest income, for the nine months ended September 30, 2015.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have generated revenue to date only from our collaboration agreement with Bayer. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any product for several years, if at all. We have funded our operations to date with proceeds from the sale of our equity securities and payments received in connection with our collaboration agreement with Bayer, and, to a lesser extent, through borrowings under a loan and security agreement, as amended, that we entered into with SVB in August 2014. Through September 30, 2016, we had received net proceeds of $88.9 million from our sales of preferred stock, $64.6 million from our IPO, $35.6 million under the collaboration agreement with Bayer, and $7.6 million from borrowings under a loan and security agreement.

As of September 30, 2016, we had cash, cash equivalents and marketable securities totaling $93.8 million. We invest our cash in money market funds, U.S. government securities, corporate bonds, and commercial paper, with the primary objectives to preserve principal, provide liquidity and maximize income without significantly increasing risk.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended
	September 30,
	2016	2015
	(in thousands)
Cash used in operating activities	$(32,252)	$(24,213)
Cash used in investing activities	(25,237)	(2,124)
Cash provided by financing activities	5,385	77,669
Net (decrease) increase in cash and cash equivalents	$(52,104)	$51,332

Operating activities. During the nine months ended September 30, 2016, operating activities used $32.3 million of cash, resulting from our net loss of $36.0 million, partially offset by non-cash charges of $3.6 million and cash used by changes in our operating assets and liabilities of $0.2 million. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2016 consisted primarily of a $0.2 million decrease in accounts payable, $0.2 million increase in prepaid expense and a $0.9 decrease in deferred revenue. These changes were offset by a $1.7 million increase in accounts receivable, $2.7 million increase in accrued expense and a $0.5 million increase in other liabilities.

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

Investing activities. During the nine months ended September 30, 2016, we used $25.2 million of cash in investing activities, consisting primarily of purchases of marketable securities of $18.8 million and purchases of property and equipment related to the Woburn, MA facility of $6.4 million.

During the nine months ended September 30, 2015, we used $2.1 million of cash in investing activities, consisting primarily of purchases of property and equipment.

Financing activities. During the nine months ended September 30, 2016, net cash provided by financing activities was $5.4 million, consisting primarily of proceeds from issuance of notes payable of $5.8 million which were offset by repayment of notes payable of $0.4 million.

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

As of September 30, 2016, we had cash, cash equivalents and marketable securities totaling $93.8 million. We expect that our existing cash, cash equivalents and marketable securities, payments received in connection with our collaboration agreement with Bayer and borrowing capacity under our loan and security agreement with SVB, will enable us to fund our operating expenses and capital expenditure requirements through Q1 2018. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Loan and Security Agreement

In August 2014, we entered into a loan and security agreement with Silicon Valley Bank (“SVB”) as amended, which provided for advances under an equipment line of up to $1.8 million. Through September 30, 2016, we had borrowed $1.8 million available under the loan and security agreement and had made $0.3 million of scheduled principal repayments. Under the loan and security agreement, for each advance under the equipment line, we are obligated to make six monthly, interest-only payments. Thereafter, we are obligated to pay 36 monthly installments of interest and principal. Outstanding principal under the loan and security agreement accrue interest at an annual rate of 5.5%, which was determined on the date of each drawdown.

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

In February 2016, we entered into a second amendment to the loan and security agreement with SVB. Under the second amendment, we may borrow an aggregate principal amount of up to $7.0 million for certain equipment purchases. Through September 30, 2016, we had borrowed $5.8 million under second amendment of our loan and security agreement and made no scheduled principal payments. Under the loan and security agreement, for each advance under the equipment line, we are obligated to make six monthly, interest-only payments. Thereafter, we are obligated to pay 36 monthly installments of interest and principal. Outstanding principal under the advances of the second amendment to the loan and security agreement accrue interest at an annual rate of 3.0%, which was determined on the date of each drawdown. In addition, the Company is required to make an additional final payment equal to 6% of the original principal amount of each advance due on the earliest to occur of the maturity date of the advance, acceleration of the terms of the loan, prepayment of the advance or termination of the loan and security agreement. As of September 30, 2016, the Company accrues the related total final payments due of $0.3 million to outstanding debt by charges to interest expense using the effective-interest method from the date of issuance through the maturity date.

Through September 30, 2016, we had borrowed a total of $7.6 million available under the loan and security agreement, as amended, and had made $0.8 million of scheduled principal repayments. Borrowings under the loan and security agreement are secured by substantially all of our assets, except for our intellectual property. There are no financial covenants associated with the loan and security agreement. There are negative covenants restricting our activities, such as disposing of our business or certain assets, changing our business, management, ownership or business locations, incurring additional debt or liens or making payments on other debt, making certain investments and declaring dividends, acquiring or merging with another entity, engaging in transactions with affiliates or encumbering intellectual property. The obligations under the loan and security agreement are subject to acceleration upon occurrence of specified events of default, including a material adverse change in our business, operations or financial or other condition.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2016 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments(1)	$3,208	$1,195	$1,749	$264	$—
Debt obligations(2)(3)	7,428	2,187	4,364	877	—
Research and development agreement(4)	244	244	—	—	—
Total	$10,880	$3,626	$6,113	$1,141	$—

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
(3)

Amounts in the table reflect the contractually required final payment equal to 6% of the original principal amount of each advance payable pursuant to the second amendment of the outstanding equipment loans under our loan and security agreement.

(4)

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

We had cash, cash equivalents and marketable securities of approximately $93.8 million at September 30, 2016 . The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash, cash equivalents and marketable securities and the conservative nature of our investments, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We do not own any foreign currency or other derivative financial instruments.

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

Based on this evaluation, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2016, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. We are not currently a party to any material legal proceedings.

Item 1A.	Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, together with all other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, before investing in our common stock. The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 24, 2016. Any of the risk factors we describe below could adversely affect our business, financial condition or results of operations. The market price of our common stock could decline if one or more of these risks or uncertainties actually occur, causing you to lose all or part of the money you paid to buy our common stock. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business. Certain statements below are forward-looking statements. See “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2016.

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

In addition to our Phase I/II clinical trial of DTX101, we have initiated, completed, or are completing IND-enabling activities on several of our other programs. Commencing each of these clinical trials is subject to acceptance by FDA of our IND and finalizing the trial design based on discussions with FDA and other regulatory authorities. In the event that FDA requires us to complete additional preclinical studies or we are required to satisfy other FDA requests, the start of subsequent clinical trials of DTX101 or our other product candidates may be delayed. Even after we receive and incorporate guidance from these regulatory authorities, FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or change their position on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect. Successful completion of our clinical trials is a prerequisite to submitting a biologics license application, or BLA, to FDA and a marketing authorization application, or MAA, to the EMA for each product candidate and, consequently, to obtaining approval and initiating commercial marketing of our current and future product candidates. We do not know whether any of our clinical trials will begin or be completed on schedule, if at all.

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

If we are unable to identify, source, and develop effective predictive biomarkers, or our collaborators are unable to successfully develop and commercialize companion diagnostics for our product candidates, or experience significant delays in doing so, we may not realize the full commercial potential of our product candidates.

We currently anticipate that we will need companion diagnostics to determine whether or not we can dose a particular patient with each of our products. We expect to use predictive biomarkers to identify the right patients for certain of our product candidates. For example, to evaluate therapeutic response of DTX301, we plan to measure ammonia levels and other biomarkers, including 13C-acetate, which are established measures of OTC deficiency disease status and ureagenesis. We cannot assure you that 13C-acetate or any other future potential biomarker will in fact prove predictive, be reliably sourced, or be accepted by the FDA or other regulatory authorities. In addition, our success may depend, in part, on the development and commercialization of companion diagnostics. We also expect the FDA will require the development and regulatory approval of a companion diagnostic assay as a condition to approval of DTX301. There has been limited success to date industrywide in developing and commercializing these types of companion diagnostics. Development and manufacturing of companion diagnostics is complex and there are limited manufacturers with the necessary expertise and capability. Even if we are able to find a qualified collaborator, it may not be able to manufacture the companion diagnostics at a cost or in quantities or on timelines necessary for use with our product candidates. To be successful, we need to address a number of scientific, technical and logistical challenges. We have not yet initiated development and commercialization of companion diagnostics. We have little experience in the development and commercialization of diagnostics and may not be successful in developing and commercializing appropriate diagnostics to pair with any of our product candidates that receive marketing approval. University of Pennsylvania School of Medicine currently conducts some of our clinical assays pursuant to a sponsored research agreement, one of which is required for our ongoing Phase I/II clinical trial. We intend to enter into agreements with third parties for the automation, characterization and validation, of our companion diagnostic and the manufacture of its critical reagents. However, we may be unable to enter into any such agreement on favorable terms, or at all.

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

We have sought and received Orphan Drug Designation for DTX101, DTX301 and DTX401 in the United States, and DTX101 and DTX301 in Europe, and we may seek Orphan Drug Designation for some of our other product candidates and we may be unsuccessful or may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for market exclusivity.

As part of our business strategy, we have sought and received Orphan Drug Designation for DTX101 and DTX301 in the United States and Europe, and we have sought and received Orphan Drug Designation for DTX401 in the United States. We may seek Orphan Drug Designation for our other product candidates and we may be unsuccessful or unable to maintain the associated benefits. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs intended to treat relatively small patient populations as orphan drugs. Under the U.S. Orphan Drug Act, FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax credits for qualified clinical research costs, and prescription drug user-fee waivers.

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

Even though we have obtained Orphan Drug Designations for DTX101, DTX301 and DTX401, and even if we obtain orphan drug exclusivity for DTX101 and other product candidates, that exclusivity may not effectively protect DTX101, DTX301, DTX401 or our other product candidates from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, FDA can subsequently approve a later application for the same drug for the same condition if FDA concludes that the later drug is clinically superior in that it is shown to be safer in a substantial portion of the target populations, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if FDA later determines that the request for designation was materially defective or if we are unable to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we intend to seek Orphan Drug Designation for our other product candidates in addition to DTX101, DTX301 and DTX401, we may never receive such designations. Even if we do receive such designations, there is no guarantee that we will enjoy the benefits of those designations.

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

The main competitors for our specific programs are as follows:

•	DTX301: Arcturus Therapeutics Inc., Castle Creek Pharma LLC, PhaseRx, Inc., Poseida Therapeutics, Inc., Selecta Biosciences, Inc., and Synlogic, Inc.
•	DTX401: CRISPR Therapeutics and new medical food products and longer-acting corn starch formulations.
•	DTX601: Arcturus Therapeutics Inc., Castle Creek Pharma LLC, PhaseRx, Inc., Poseida Therapeutics, Inc. and Synlogic, Inc.
•	DTX501: BioMarin, Inc., Codexis, Inc., and Synlogic, Inc.
•	DTX701: Aton Pharma Inc., GMP-Orphan SAS, Krisani Biosciences (P) Ltd., Revive Therapeutics Ltd., Teva Pharmaceutical Industries Ltd., Vivet Therapeutics, and Wilson Therapeutics AB.
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

We are a biopharmaceutical company with a limited operating history on which to base an investment decision. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in November 2013. Our operations to date have been limited primarily to organizing and staffing our company, business planning, raising capital, acquiring and developing product and technology rights and conducting research and development activities for our product candidates. We have never generated any revenue from product sales. We have not obtained regulatory approvals for any of our product candidates. We have funded our operations to date through proceeds from sales of preferred stock, from our IPO and from payments received in connection with our collaboration agreement with Bayer and, to a lesser extent, through borrowings under a loan and security agreement, as amended, that we entered into with Silicon Valley Bank, or SVB, in August 2014, as amended. We have incurred net losses in each year since our inception. As of September 30, 2016, we had an accumulated deficit of $87.2 million. Our net loss was $14.4 million, $10.7 million, $36.0 million and $26.1 million for the three and nine months ended September 30, 2016 and 2015, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital. We expect our research and development expenses to significantly increase in connection with beginning clinical trials of our product candidates. In addition, if we obtain marketing approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. As a public company, we will continue to incur costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

The development of pharmaceutical drugs is capital-intensive. We initiated a Phase I/II open-label clinical trial of DTX101 in adults with moderate/severe to severe hemophilia B in January 2016, and initiated IND-enabling activities for DTX201 for treatment of hemophilia A in 2016. We are completed IND-enabling studies, plan to file an IND with FDA and initiate the clinical trial of DTX301 in the second half 2016 for treatment of OTC deficiency, and are initiating IND-enabling activities to support an IND filing for DTX401 for treatment of GSDIa in 2017. We are in candidate selection activities for DTX601, DTX501, and DTX701 and expect to select development candidates in the next 18 months. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of and seek marketing approval for our product candidates. In addition, depending on the status of regulatory approval or, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of Bayer, or other collaborators. We may also need to raise additional funds sooner if we choose to pursue additional indications or geographies for our product candidates or otherwise expand more rapidly than we presently anticipate. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts.

We expect that our existing cash, cash equivalents and marketable securities totaling $93.8 million, payments received in connection with our collaboration agreement with Bayer and borrowing capacity under our loan and security agreement with SVB, will enable us to fund our operating expenses and capital expenditure requirements through Q1 2018. Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

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

As of November 3, 2016, the existing holdings of our executive officers, directors, principal stockholders and their affiliates, including entities affiliated with FMR LLC, or FMR, and investment funds affiliated with OrbiMed Advisors LLC, or OrbiMed, and New Leaf Venture Partners, L.L.C. will represent beneficial ownership, in the aggregate, of approximately 59% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership might adversely affect the market price of our common stock by:

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

Our stock price has been and is likely to be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From October 22, 2015 through November 3, 2016, our stock price has traded at prices as low as $4.38 per share and as high as $15.55 per share.  As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price they paid for their shares. The market price for our common stock may be influenced by many factors, including:

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

We received aggregate gross proceeds from the offering, including in connection with the exercise by the underwriters of their over-allotment option, of $72.9 million, or aggregate net proceeds of approximately $64.6 million after deducting underwriting discounts and commissions of $5.1 million and estimated offering expenses of $3.2 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

As of September 30, 2016, we have not used any proceeds from the offering, which closed on October 27, 2015, or from the underwriters’ exercise their over-allotment option, which closed on November 25, 2015. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the Securities and Exchange Commission on October 22, 2015.

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

Company Name

Date: November 10, 2016	By:	/s/ Annalisa Jenkins
Annalisa Jenkins
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2016	By:	/s/ Jean Franchi
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