Form 10-K
period 2016-12-31
Dimension Therapeutics, Inc.
filed 2017-03-09
CIK 1592288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $0.0001 Per Share; Common stock traded on the NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the common stock held by non‑affiliates of the registrant was approximately $103.7 million as of June 30, 2016 based upon the closing sale price on the NASDAQ Global Select Market reported for such date. Shares of common stock held by each executive officer and director and certain holders of more than 10% of the outstanding shares of the registrant’s common stock have been excluded in that such persons may be deemed to be affiliates. Shares of common stock held by other persons, including certain other holders of more than 10% of the outstanding shares of common stock, have not been excluded in that such persons are not deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 2, 2017 was 25,043,506.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2017 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2016, are incorporated by reference into Part II, Item 5 and Part III of this Form 10-K.

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

PART I

Item 1. Business.

BUSINESS

We are a leader in discovering and developing new therapeutic products for people living with devastating rare and metabolic diseases associated with the liver, based on the most advanced mammalian adeno-associated virus (AAV) gene delivery technology. The liver is a vital organ that plays an important role in human metabolism and key physiologic functions, and is the target organ for our programs: ornithine transcarbamylase (OTC) deficiency, glycogen storage disease type Ia (GSDIa), phenylketonuria (PKU), Wilson disease, citrullinemia type I, hemophilia B, and hemophilia A. We continue to advance our lead clinical programs in hemophilia B and OTC deficiency, our preclinical programs, and retain the global rights to all of our liver-directed programs, with the exception of our hemophilia A program, which is partnered with Bayer. We have developed a robust scientific platform that brings together deep expertise in rare genetic diseases, liver biology, AAV gene therapy, pharmaceutical development, and mammalian vector manufacturing. We believe our continued development of our manufacturing processes, methods and expertise will yield the most comprehensive and leading manufacturing platform developed to date, including our next generation HeLa 2.0 platform, for AAV-based gene therapy product candidates. We believe that by leveraging the expertise created by our platform we will be able to accelerate the research and development of our pipeline of programs while continuing to discover and develop the next generation of products in this field.

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

•

DTX301 is our gene therapy product candidate designed for the treatment of patients with OTC deficiency. OTC deficiency is the most common urea cycle disorder and we estimate that there are approximately 10,000 patients worldwide with OTC deficiency, of which we estimate approximately 80% are classified as late-onset, our target population. In November 2016, we submitted an IND for DTX301 with FDA, and in December 2016, we received notification allowing us to proceed with our Phase 1/2 open-label clinical trial of DTX301 and initiated the clinical trial. We have two sites open and expect to disclose initial data from our Phase 1/2 open-label clinical trial in the second half of 2017. In June 2016, our Phase 1/2 clinical trial protocol for DTX301 received unanimous approval by the National Institutes of Health's Recombinant DNA Advisory Committee (RAC). In addition, DTX301 was granted Orphan Drug Designation in the United States and Europe in January and March 2016, respectively. To evaluate therapeutic response of DTX301, we plan to measure ammonia levels and other biomarkers, including [13]C-acetate, which are established measures of OTC deficiency disease status and hepatocyte (liver) ureagenesis capacity, respectively.

•

DTX401 is our gene therapy program for the treatment of patients with GSDIa, a disease that arises from a defect in G6Pase, an essential enzyme in glycogen and glucose metabolism. GSDIa is the most common glycogen storage disease and we estimate there are approximately 6,000 patients worldwide. We initiated IND-enabling activities in 2016 to support an IND filing for DTX401 by the end of 2017. In addition, DTX401 was granted Orphan Drug Designation in the United States and Europe in October and November 2016, respectively. To evaluate the therapeutic response to DTX401, we plan to measure time to hypoglycemia and fasting glucose, both well-established measures of GSDIa disease status.

•

DTX501 is our gene therapy program for the treatment of patients with PKU, a disease that arises from a defect in phenylalanine hydroxylase (PAH), an essential enzyme in phenylalanine (Phe) metabolism. Considered one of the most common inherited metabolic disorders, we estimate there are more than 50,000 patients worldwide. We initiated preclinical activities in collaboration with the University of Pennsylvania in 2016 to support selection of a development candidate in the second half of 2017. To evaluate the therapeutic response to DTX501, we plan to measure serum Phe levels, which is a well-established measure of PKU disease status.

•

DTX701 is our gene therapy program for the treatment of patients with Wilson disease, a disorder that arises from a defect in P-type ATPase (ATP7B), an essential transporting protein that translocates copper to ceruloplasmin for biliary excretion. A common inherited metabolic disorder, we estimate there are more than 50,000 patients worldwide. We initiated preclinical activities in collaboration with the University of Pennsylvania in 2016 to support selection of a development candidate in the second half of 2017. To evaluate the therapeutic response to DTX701, we plan to measure serum and urinary copper levels, which are well-established measures of Wilson disease status.

•

DTX601 is our gene therapy program for the treatment of patients with citrullinemia type I (also referred to as classic citrullinemia), a disease that arises from a defect in argininosuccinate synthase (ASS), an essential enzyme that catalyzes the synthesis of argininosuccinate from citrulline and aspartate, the third step in the urea cycle. The disease can become evident in the first few days of life or later in childhood, and affects approximately 1 in 57,000 births worldwide. We initiated preclinical activities in collaboration with the University of Pennsylvania in 2016 to support selection of a development candidate in the next 12-18 months. To evaluate the therapeutic response to DTX601, we plan to measure ammonia levels and other biomarkers, including [13]C-acetate, which are established measures of citrullinemia type I disease status and hepatocyte (liver) ureagenesis capacity, respectively.

•

DTX101 is our lead gene therapy product candidate designed to deliver FIX gene expression in patients with hemophilia B. Hemophilia B is a rare genetic bleeding disorder resulting from a deficiency in FIX. In 2013, the World Federation of Hemophilia (WFH) estimated that there were approximately 28,000 hemophilia B patients worldwide, including approximately 4,000 patients in the United States. We completed cohort 1 and cohort 2 dosing in our Phase 1/2 open-label clinical trial in adults with moderate/severe to severe hemophilia B and disclosed interim topline data from our Phase 1/2 clinical trial in January 2017. We are providing a data update on both cohorts (Cohort 1: N=3, 1.6 x 10[12] GC/kg; Cohort 2: N=3, 5 x 10[12] GC/kg) as of February 28, 2017, which include additional topline scientific data, including immune analyses, that were not yet available when our interim topline data was disclosed in January 2017. Patients in the two cohorts have been in post-treatment follow-up ranging from 11 to 52 weeks. Patients received serotype AAVrh10 vector with a codon-optimized FIX gene expressing wild-type FIX protein. Evidence of efficient liver transduction of DTX101 was observed across the two patient cohorts. Patients in the second dose cohort achieved peak FIX expression of 13%, 20%, and 12% at weeks 4, 8, and 8, respectively. FIX activity was 5% and 10% in two patients at 16 weeks follow-up, and 10% for the third patient at 11 weeks. For the low-dose cohort, expression levels achieved 10-11% peak activity, stabilizing between 3-4% at last follow-up (weeks 28, 52, and 52).

These data suggest prolonged stabilization of FIX expression levels and are comparable to results published by Nathwani et al in the New England Journal of Medicine (2011), where patients have had measurable levels of FIX for 3-5 years or more at last follow-up. All patients in both cohorts 1 and 2 improved from moderate/severe-to-severe to either moderate or mild range in terms of factor levels based on WFH criteria. In addition, none of the patients in cohort 2 have required prophylactic or on-demand recombinant FIX transfusion for spontaneous bleeds post-dosing. According to the WFH, people with FIX levels of 5-40% usually bleed only as a result of surgery or major injury, do not bleed often and, in fact, may never have a bleeding problem (World Federation of Hemophilia). Elevations in alanine aminotransferase (ALT) were observed in 5 of 6 patients with patient 3 in cohort 2 experiencing a grade 4 adverse event due to an elevated laboratory ALT (defined as >800 IU/L). All elevated liver enzymes were clinically asymptomatic with no elevations of gamma-glutamyl transferase (GGT), alkaline phosphatase or bilirubin, and no patients experienced a drug related serious adverse event (SAE) as of the February 28, 2017 data cutoff. Two patients in each cohort received a standard tapering course of corticosteroids to treat mild, asymptomatic elevations in ALTs (52-98 IU/L), similar to findings from multiple studies using other AAV serotypes, including AAV8 and AAV9. The third patient in cohort 2 also received a standard tapering course of corticosteroids and was at 116 IU/L at 11 weeks post-dosing, following a peak ALT of 914 IU/L.

Asymptomatic transient elevations in liver enzymes observed in patients 1 and 2 from cohort 2 were associated with a mild T-cell response to the capsid, corresponding to elevations in liver enzymes and declines in FIX activity. Samples from the third patient in cohort 2 were subject to substantial analyses to characterize and determine the potential immunological basis for the subclinical ALT elevation. There is no evidence that the elevation was caused by a peripheral immune response to the capsid or transgene. We have ongoing studies to explore additional causes for the ALT elevation in this patient, including other immune and non-immune causes, and the role of a rare HLA genotype present in this patient.

We expect that cohort 2 will continue to receive a standard tapering course of corticosteroid therapy and as of the February 28, 2017 data cutoff, 2 of 3 patients’ ALT levels were in the normal range, defined as ALT ≤40 IU/L. Cohort 1 patients were all clinically stable and off steroids with ALT levels in the normal range. As required by the trial protocol, we have reported the ALT levels for patient 3 in cohort 2 to the Data Safety Monitoring Committee (DSMC), the U.S. Food and Drug Administration (FDA), and the appropriate regulatory authorities and remain in ongoing communications, and will await their feedback prior to initiating dosing of cohort 3. DTX101 has received orphan drug designation from U.S. Food and Drug Administration and the European Commission for the treatment of hemophilia B.

•

DTX201 is our FVIII gene therapy program for the treatment of hemophilia A that we are developing in collaboration with Bayer, a global leader in the development and commercialization of innovative therapeutics for treating patients with hemophilia. We are responsible for the development of DTX201 under the agreement through a proof-of-concept clinical trial including all activities associated with process development and manufacturing, with reimbursement from Bayer for all project costs in accordance with the mutually agreed upon research budget. Bayer is responsible operationally and will incur the costs of the conduct of the proof-of-concept clinical trial. Upon the successful demonstration of clinical proof of concept, the agreement requires that Bayer use commercially reasonable efforts to manage and fund any subsequent clinical trials and commercialization of gene therapy products for treatment of hemophilia A. Bayer will have worldwide rights to commercialize the potential future product. We also received an upfront payment of $20.0 million and are eligible for potential development and commercialization milestone payments of up to $232.0 million, as well as royalties on product sales. The relationship with Bayer brings non-dilutive financial benefits and allows us to leverage Bayer’s significant experience in the hemophilia market. Hemophilia A is the most common form of hemophilia with approximately 140,000 patients worldwide. We selected a candidate in 2015 and initiated IND-enabling activities for DTX201 in the first quarter of 2016 to support an IND filing for DTX201 by the end of 2017. We significantly progressed the HeLa mammalian cell-based suspension platform for DTX201, locking the lab scale manufacturing process, successfully transferring the upstream process and initiating tech transfer for clinical supply at GMP scale at our CMO. In May and June 2016, we presented data at ASGCT and EHA, respectively, demonstrating that the selection and integration of specific product components – including the capsid, enhancer, and promoter – further optimized product performance, including long-term expression of Factor VIII (FVIII). To evaluate the therapeutic response of DTX201, we plan to assess clotting factor levels and annual bleeding rates, which are two well-established measures of hemophilia A disease status.

•

We intend to focus our research and development on future product candidates and novel or next generation capsids that treat well-understood rare monogenic diseases associated with the liver that we believe are well-suited to our gene therapy platform and can leverage learnings from our current programs. We select our programs based on demonstrated preclinical proof of concept in well-described or validated animal models. We seek to address clear unmet medical need in readily identifiable patient populations for which there are no therapies or where current standards of care only manage symptoms.

Our Team

To execute on this opportunity, we have assembled a team of seasoned biopharmaceutical executives, scientific advisory council members and key partners with broad and deep expertise in all aspects of gene therapy, global drug discovery, development, manufacturing and commercialization. Our chief executive officer, Annalisa Jenkins, M.B.B.S., M.R.C.P., is a biopharmaceutical leader with nearly 20 years of experience at Merck Serono and Bristol-Myers Squibb in developing and commercializing novel and innovative products. Our other management team members have successful track records in developing, manufacturing and commercializing drugs across a wide range of therapeutic areas, including rare genetic diseases, through previous experiences at Genzyme, Sanofi, Shire, Novartis, Cubist and Nationwide Children’s Hospital. Our AAV technology is the product of over 25 years of research conducted at University of Pennsylvania School of Medicine by James M. Wilson, M.D., Ph.D., the chair of our scientific advisory council, and his colleagues. We believe our team’s combined expertise in gene therapy, global rare disease clinical development and market access provides an advantage over our competitors in developing and commercializing liver-directed gene therapies for patients suffering from severe rare diseases.

Our Mission

We are dedicated to bringing hope to patients and their families living with rare genetic diseases associated with the liver, including hemophilia, OTC deficiency, GSDIa, Wilson disease, PKU and citrullinemia type 1, through our commitment to scientific innovation. We plan to focus on advancing the science of gene therapy in an innovative, energetic and ethical manner, by building our corporate culture and strengthening our team and community.

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

Strategy

Our goal is to utilize our gene therapy platform to transform the lives of patients suffering from severe and chronic genetic disorders associated with the liver by developing, manufacturing and commercializing gene therapies that have the potential to offer a durable and meaningful therapeutic benefit. We select and design our gene therapy programs to accelerate the generation of human proof of concept. Our strategy leverages well-described animal models, relevant biomarkers and relatively small clinical trials appropriate for therapies targeting monogenic diseases associated with the liver. To achieve our goal, we are pursuing the following key strategies:

•

Advance our lead product candidate DTX101 through clinical development.   We completed cohort 1 and cohort 2 dosing in our Phase 1/2 open-label clinical trial in adults with moderate/severe to severe hemophilia B and disclosed interim topline data from our Phase 1/2 clinical trial in January 2017 and are providing a data update on cohorts 1 and 2 as of February 28, 2017. If the Phase 1/2 trial is successful, we intend to consider all options, taking into account regulatory feedback, to progress DTX101.

•

Advance our lead IMD product candidate DTX301 through clinical development and complete IND-enabling activities to advance DTX401 into clinical development.   DTX301 is our gene therapy product candidate designed to address OTC deficiency, and DTX401 is our gene therapy program that targets GSDIa. In November 2016, we submitted an IND for DTX301 with FDA, and in December 2016, we received notification allowing us to proceed with our Phase 1/2 open-label clinical trial of DTX301 and initiated the clinical trial. We have two sites open for active enrollment of patients and expect to disclose initial data from our Phase 1/2 open-label clinical trial in the second half of 2017. We expect to advance IND-enabling activities to support an IND filing for DTX401 by the end of 2017.

•

Continue to deepen our pipeline through our leading gene therapy platform for product candidates targeting liver-associated rare genetic diseases.   We will continue to leverage our expertise and focus on delivering hepatocyte-directed gene therapy to create a reproducible and scalable platform for producing a pipeline of product candidates that address a broad range of liver-associated rare diseases. We have identified an initial portfolio of opportunities beyond our current programs, and given our targeted approach, focused execution and team of leading experts in liver-associated rare diseases and gene therapy, our goal is to be the leader in the development and commercialization of gene therapy product candidates for rare diseases associated with the liver. We disclosed three new rare disease programs in 2016 and initiated preclinical activities in collaboration with the University of Pennsylvania in 2016 to support selection of a development candidate for DTX701 for Wilson disease and DTX501 for PKU in the second half of 2017, and DTX601 for citrullinemia type I in the next 12-18 months.

•

Maximize the value of our DTX201 collaboration with Bayer.   Together with Bayer, we are advancing the DTX201 program. We selected a candidate in 2015 and initiated IND-enabling activities for DTX201 in the first quarter of 2016 to support an IND filing for DTX201 by the end of 2017. We significantly progressed the HeLa mammalian cell-based suspension platform for DTX201, locking the lab scale manufacturing process, successfully transferring the upstream process and initiating tech transfer for clinical supply at GMP scale at our CMO.  We believe Bayer’s global clinical and commercial leadership in the area of hemophilia therapeutics makes it an ideal partner for DTX201. In addition to allowing us to leverage Bayer’s significant experience in the hemophilia A market, Bayer is responsible operationally and will incur the costs of the conduct of the proof-of-concept clinical trial. Upon the successful demonstration of clinical proof of concept, the agreement requires that Bayer use commercially reasonable efforts to manage and fund any subsequent clinical trials and commercialization of gene therapy products for treatment of hemophilia A. Bayer will have worldwide rights to commercialize the potential future product. We are responsible for the development of DTX201 under the agreement through a proof-of-concept clinical trial including all activities associated with process development and manufacturing, with reimbursement from Bayer for all project costs in accordance with the mutually agreed upon research budget. Bayer has also paid us an upfront payment and will pay potential development and commercialization milestone payments, as well as royalties on product sales.

•

Continue to invest in and develop state-of-the-art manufacturing processes to ensure the highest product quality.   We view the quality, reliability and scalability of our innovative gene therapy manufacturing approach, including our next generation HeLa 2.0 platform, as a competitive advantage crucial to our long-term success, and we will continue to focus on maintaining a leadership position in this area. In November of 2015, we invested in a state-of-the art facility in Woburn, MA to enable the expansion of our internal manufacturing process discovery and development allowing us to optimize vector manufacturing processes for our product candidates and ensure robust technology transfer to our contract manufacturing organization, or CMO, partners. We took occupancy in Woburn, MA in April 2016 and were operational in June 2016. We also intend to continue to partner with CMOs who share our commitment to high product quality.

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

In a fully developed liver, under normal conditions, less than approximately 1% to 2% of hepatocytes are turning over at any given time while the rest remain in a quiet or resting state. In addition, turnover of mature hepatocytes occurs relatively slowly with the average life span of non-resting hepatocytes ranging from 200 to 300 days. Given the relative lack of hepatocyte turnover, we believe a gene therapy administered to these cells will experience minimal dilution effects due to new hepatocyte generation. In the Nathwani study, published in the New England Journal of Medicine, hemophilia B patients are experiencing durable FIX expression and clinical benefit beyond 4-6 years.

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

We believe that our approach to gene therapy meaningfully addresses each of these key issues. AAV vectors, the viral vectors we have chosen as the foundation of our platform, may offer improved efficacy, durability and tolerability over other vectors used historically, which in some cases raised serious safety concerns. While we continue to believe AAV vectors offer improved durability over other vectors, in our Phase 1/2 clinical trial for DTX101, laboratory elevations in alanine aminotransferase (ALT) were observed in 5 of 6 patients with patient 3 in cohort 2 experiencing a grade 4 adverse event due to an elevated laboratory ALT (defined as >800 IU/L) prior to the January 28, 2017 data cutoff. All elevated liver enzymes were clinically asymptomatic with no elevations of gamma-glutamyl transferase (GGT), alkaline phosphatase or bilirubin, and no patients experienced a drug related serious adverse event (SAE) as of the February 28, 2017 data cutoff. We have designed our transgenes to achieve targeted expression levels in our organ of choice, the liver, in an effort to improve safety and efficacy. Additionally, we have developed proprietary mammalian cell-based vector manufacturing processes and techniques that may produce an end product that is purer and more concentrated than comparable vectors for preclinical and clinical use. Further, we are investing heavily in developing internal process development capabilities and expertise to ensure that our programs and product candidates, if approved, will be able to be produced reliably and reproducibly at commercial scale.

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

Our Industrialized Manufacturing Approach

We have made and continue to make significant investments in order to develop manufacturing processes designed to allow us to reliably produce high quality AAV vectors at commercial scale if one or more of our product candidates is approved. We have developed a robust scientific platform that brings together deep expertise in rare genetic diseases, liver biology, AAV gene therapy, pharmaceutical development, and mammalian vector manufacturing. We believe our continued development of our manufacturing processes, methods and expertise will yield the most comprehensive and leading manufacturing platform developed to date, including our next generation HeLa 2.0 platform, for AAV-based gene therapy product candidates, this includes:

•

A recognized team of gene therapy experts who combined bring more than 50 years of mammalian cell process discovery and development expertise, including in our chosen manufacturing platform, and who have participated in the filing of more than 10 gene therapy-related INDs with FDA;

•

Proprietary mammalian cell-based AAV vector manufacturing processes, including our next generation HeLa 2.0 platform, and highly selective and robust purification techniques that can reproducibly produce a highly purified product candidate.

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

Our AAV manufacturing is currently performed in three mammalian cell types, human embryonic kidney 293 cells, or HEK293 adherent cells, HEK293 suspension cells, and HeLa cells. Each of these manufacturing systems has specific advantages and is well-established for the manufacture of gene therapy vectors on small scales. Adherent and suspension HEK293 cells are straightforward to grow and transfect readily, and as a result, are used widely in the biotechnology industry to produce therapeutic proteins and viral vectors for gene therapy on a small scale. Vectors produced using HEK293 cells have been, or are being, used safely in multiple clinical trials, including trials conducted in the United States and the European Union by other biopharmaceutical companies and academic and government institutions. A key advantage of the HEK293 cell manufacturing system is flexibility and the relative speed with which AAV vectors can be manufactured for early Phase 1/2 clinical trials, allowing the establishment of early indications of therapeutic benefit in patients. Because of these reasons and the strong safety record of the HEK293 cell platform, we chose the HEK293 gene therapy manufacturing platform for the Phase 1/2 clinical trials of our initial internal clinical programs, DTX101, DTX301, and DTX401.

We have successfully transferred our entire HEK293 DTX101 and DTX301 manufacturing processes to a CMO, where they are currently being used to manufacture clinical materials pursuant to FDA’s current good manufacturing practices, or cGMP, requirements. Since the beginning of 2015, our CMO has successfully completed eight cGMP drug substance batches and three drug product batches of DTX101, and two cGMP drug substance batches and two drug product batches of DTX301. We are similarly undertaking manufacturing technology transfer with a CMO on DTX401 to supply material, HEK293 suspension, for our IND-enabling studies and subsequently for Phase 1/2 clinical trials.

Despite several beneficial characteristics, the adherent HEK293 process has limitations with respect to manufacturing at the scale required for Phase 3 clinical trials and commercial sale. These scaling limitations relate to the adherent nature of HEK293 cells, thus we are also utilizing the suspension HEK293 platform that we believe is designed to offer greater flexibility and scalability for Phase 1/2. In addition, there is a requirement to introduce multiple plasmid DNA components into HEK293 cells for each manufacturing run, additional steps that bring added risk and possible process variability that can be avoided with other production systems.

Given the limitations regarding the HEK293 adherent and suspension platform, we have elected to develop an additional upstream manufacturing platform with benefits related to scalability, quality and reliability, and that we believe is better suited for commercial scale. We believe the HeLa producer cell system we are developing, including our next generation HeLa 2.0 platform, is unique among AAV vector manufacturing platforms in that it uses a clonal cell platform. This HeLa clonal producer cell system is analogous to many standard and widely used recombinant protein and antibody manufacturing techniques in that a product-specific master cell bank is generated. By using a single cloned cell as the basis for a manufacturing process, we can select a clone with ideal attributes for production, including high vector yield and quality. In addition, the system does not require animal-derived products, which can be a limiting factor in process quality. Importantly, a similar or the same downstream purification steps that we have developed and optimized for the HEK293 cell platform can be used for our HeLa platform with minimal modification. This further enhances the scalability of the HeLa platform given the downstream processes employed in HeLa-based AAV vector manufacturing involve operations that are consistent with well-understood and widely used manufacturing processes used to make biologic and antibody drug therapies.

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

Our Plans for Clinical and Commercial Scale-Up

As we advance and scale up our processes for Phase 3 clinical and commercial scale manufacturing, we intend to transition from the HEK293 cell manufacturing scale used for our DTX101, DTX301 and DTX401 Phase 1/2 programs to a high volume HeLa cell-based suspension bioreactor format. We are currently using the HeLa platform for DTX201, our Hem A program partnered with Bayer, and plan to use the HeLa platform for the remaining programs, DTX501, DTX701, and DTX601. We significantly progressed the HeLa mammalian cell-based suspension platform for DTX201, locking the lab scale manufacturing process, successfully transferring the upstream process and initiating tech transfer for clinical supply at GMP scale at our CMO. We continue to build our internal capabilities to control and advance process development, routinely achieving 250 liter bioreactor scale with our HEK293 and HeLa suspension platforms at our Woburn facility. By leveraging our deep manufacturing expertise to address the complexities of process scale-up and ensure robust process development in viral manufacturing, we believe we will have the most comprehensive and leading manufacturing platform developed to date, including our next generation HeLa 2.0 platform, for AAV-based gene therapy product candidates.. This approach will also offer meaningful opportunities to generate unique know-how and enable generation of new intellectual property. We are partnering with CMOs for clinical and commercial scale production, which typically occurs at 1,000 to 2,000 liter scale. We believe that by focusing on internal process development from vector engineering through the 250-liter pilot scale, we can optimize the robustness of future process transfers to these organizations while maximally controlling our intellectual property.

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

Our Product Pipeline

DTX301

DTX301 consists of a Clade E AAV8 capsid containing an OTC gene, which is designed to preferentially express human OTC in the liver for the treatment of symptomatic patients with late-onset OTC deficiency. In November 2016, we submitted an IND for DTX301 with FDA, and in December 2016, we received notification allowing us to proceed with our Phase 1/2 open-label clinical trial of DTX301 and initiated the clinical trial. We have two sites open and expect to disclose initial data from our Phase 1/2 open-label clinical trial in the second half of 2017. In June 2016, our Phase 1/2 clinical trial protocol for DTX301 received unanimous approval by the National Institutes of Health's Recombinant DNA Advisory Committee (RAC). In addition, DTX301 was granted Orphan Drug Designation in the United States and Europe in January and March 2016, respectively. To evaluate therapeutic response of DTX301, we plan to measure ammonia levels and other biomarkers, including 13C-acetate, which are established measures of OTC deficiency disease status and hepatocyte (liver) ureagenesis capacity, respectively.

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

Our Solution — DTX301

DTX301 is a gene therapy product candidate consisting of an AAV8 vector designed to preferentially express human OTC in the liver. We intend to develop DTX301 for the treatment of patients with moderate to severe OTC deficiency. In OTC deficiency, the enzyme deficiency and ammonia production occurs within liver hepatocytes. Significant reductions in overall ammonia levels can favorably impact disease symptoms, which can be achieved through the expression of as little as 3% of normal OTC activity. In November 2016, we submitted an IND for DTX301 with FDA, and in December 2016, we received notification allowing us to proceed with our Phase 1/2 open-label clinical trial of DTX301 and initiated the clinical trial. We have two sites open and expect to disclose initial data from our Phase 1/2 open-label clinical trial in the second half of 2017. In June 2016, our Phase 1/2 clinical trial protocol for DTX301 received unanimous approval by the National Institutes of Health's Recombinant DNA Advisory Committee (RAC). In addition, DTX301 was granted Orphan Drug Designation in the United States and Europe in January and March 2016, respectively. To evaluate therapeutic response of DTX301, we plan to measure ammonia levels and other biomarkers, including 13C-acetate, which are established measures of OTC deficiency disease status and hepatocyte (liver) ureagenesis capacity, respectively.

The hepatic (liver) urea cycle is the main metabolic pathway for the removal of ammonia that originates from the breakdown of proteins and amino acids. Six sequential enzymatic steps and two membrane transporters mediate the conversion of ammonia into urea that is excreted in the urine. Measuring flux through the urea cycle was historically challenging with traditional clinical or biochemical assays and in vitro analysis of OTC enzyme activity requires a liver biopsy potentially failing to accurately capture in liver metabolism. Instead, other approaches using non-radioactive stable or heavy isotopes such as 13C-acetate have been successfully developed to monitor the performance of the urea cycle. 13C-labeled precursors also have an advantage over other metabolites as no further ammonium salt is administered to potentially sensitive UCD patients. Determination of 13C-urea levels are assessed with mass spectrometry. Published academic studies of single case reports or small series have shown that this approach is potentially able to detect even small amounts of urea produced from the pathway, which is related to the amount of flux through the urea cycle. This includes early and late onset OTC deficiency, the broader UCD patient population, as well as in patients with other metabolic disorders, such as propionic academia. This methodology could offer an option to estimate changes in ureagenesis in response to novel interventions such as gene therapy and the delivery of DTX301.

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

We plan to collaborate with the Urea Cycle Disorders Consortium, or the Consortium, for our work on OTC deficiency. The Consortium is a group of clinicians, nurses, and researchers in the United States focused on improving the lives of patients with OTC deficiency and other urea cycle disorders. The Consortium has established centers of clinical and scientific excellence across the United States and Europe and has established one of the largest national registries for patients with urea cycle disorders, including patients with OTC deficiency. The recent head of the Consortium, Mark Batshaw, M.D., serves as a clinical advisor on and chairman of our clinical advisory board for urea cycle disorders, participating with the current head of the Consortium, Mendel Tuchman, M.D., and our Chief Medical Officer, Eric Crombez, M.D., was an original member of the Consortium. Other than our clinical advisor agreement with Dr. Batshaw, we have no written or oral agreements governing our DTX301 collaborations. Our collaboration with the Consortium is informal and neither we nor the Consortium have any contractual obligation to continue working together.

DTX401

DTX401 consists of an AAV vector designed to preferentially express human G6Pase in the liver for the treatment of severe or uncontrolled cases of GSDIa. GSDIa is the most common glycogen storage disease and we estimate there are approximately 6,000 patients worldwide. We initiated IND-enabling activities in 2016 to support an IND filing for DTX401 by the end of 2017. In addition, DTX401 was granted Orphan Drug Designation in the United States and Europe in October and November 2016, respectively. To evaluate the therapeutic response to DTX401, we plan to measure fasting glucose, which is a well-established measure of GSDIa disease status.

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

DTX101

DTX101 consists of an AAV vector that uses the AAVrh10 capsid serotype and a codon-optimized FIX gene, which has been designed to preferentially transduce liver cells and express human FIX at therapeutic levels for the treatment of adults with moderate/severe to severe hemophilia B. We completed cohort 1 and cohort 2 dosing in our Phase 1/2 open-label clinical trial in adults with moderate/severe to severe hemophilia B and disclosed interim topline data from our Phase 1/2 clinical trial in January 2017 and are providing a data update on cohorts 1 and 2 as of February 28, 2017. DTX101 has received orphan drug designation from U.S. Food and Drug Administration and the European Commission for the treatment of hemophilia B, and fast track designation from FDA in September 2015.

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

DTX101 utilizes the AAV capsid serotype AAVrh10 to deliver codon-optimized wild-type FIX preferentially to the liver. DTX101 contains a gene that has been optimized for expression of wild-type FIX protein and incorporates the gene into a conventional single-stranded vector genome architecture that includes a liver-specific promoter. We completed cohort 1 and cohort 2 dosing in our Phase 1/2 open-label clinical trial in adults with moderate/severe to severe hemophilia B and disclosed interim topline data from our Phase 1/2 clinical trial in January 2017. DTX101 has received orphan drug designation from U.S. Food and Drug Administration and the European Commission for the treatment of hemophilia B, and fast track designation from FDA in September 2015.

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

Clinical Trials

In January 2016, we initiated a Phase 1/2 open-label clinical trial of DTX101 in adult males with moderate/severe to severe hemophilia B (baseline FIX activity ≤2% of normal or documented history of FIX activity ≤2%). One goal of the study is to identify the dose needed to achieve durable factor levels that will have a clinically significant effect on the number of bleeding episodes. We are using a Bayesian statistical design that will offer the opportunity for dose escalation based upon the sequential accumulation of data. We completed cohort 1 and cohort 2 dosing in our Phase 1/2 open-label clinical trial in adults with moderate/severe to severe hemophilia B and disclosed interim topline data from our Phase 1/2 clinical trial in January 2017 and are providing a data update on cohorts 1 and 2 as of February 28, 2017.

In our Phase 1/2 study, up to 12 subjects in cohorts of 3 subjects each will be enrolled to receive a single intravenous infusion of DTX101 at doses ranging from 1.6 x 10 12 genome copies per kilogram to 1.0 x 10 13 genome copies per kilogram. The primary goals of the trial are to evaluate the safety, dose and efficacy of DTX101 based on FIX blood levels, FIX activity and the change in annual bleed rate, which currently average a minimum of fifteen bleeding episodes per year for patients with severe hemophilia B and three or more bleeding episodes per year on prophylaxis. Efficacy is being assessed based on the number of bleeding episodes and dosing requirements for FIX protein replacement therapy. Our goal is to achieve FIX blood levels stabilized to ≥10% of normal within 6 weeks after IV administration, as we believe that targeting this range offers a meaningful clinical benefit to patients. Pharmacodynamics is being assessed based on FIX activity. Patients are being followed for a period of one year and then offered enrollment into a long-term, 5-year extension study for safety follow-up.

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

DTX101 Clinical Data

We completed cohort 1 and cohort 2 dosing in our Phase 1/2 open-label clinical trial in adults with moderate/severe to severe hemophilia B and disclosed interim topline data from our Phase 1/2 clinical trial in January 2017. We are providing a data update on both cohorts (Cohort 1: N=3, 1.6 x 1012 GC/kg; Cohort 2: N=3, 5 x 1012 GC/kg) as of February 28, 2017, which include additional details on patient 3 of cohort 2 that were not yet available when our interim topline data was disclosed in January 2017. Patients in the two cohorts have been in post-treatment follow-up ranging from 11 to 52 weeks. Patients received serotype AAVrh10 vector with a codon-optimized FIX gene expressing wild-type FIX protein. Evidence of efficient liver transduction of DTX101 was observed across the two patient cohorts. Patients in the second dose cohort achieved peak FIX expression of 13%, 20%, and 12% at weeks 4, 8, and 8, respectively. FIX activity was 5% and 10% in two patients at 16 weeks follow-up, and 10% for the third patient at 11 weeks. For the low-dose cohort, expression levels achieved 10-11% peak activity, stabilizing between 3-4% at last follow-up (weeks 28, 52, and 52).

Patient	Dose	Peak FIX	1/28/2017 FIX*	2/28/2017 FIX*	Severity
1	Low	11%	3%	3%	Moderate
2	Low	10%	3%	3%	Moderate
3	Low	5%	4%	4%	Moderate
4	Second	12%	5%	5%	Mild
5	Second	20%	8%	10%	Mild
6	Second	13%	7%	10%	Mild

*	Data cutoff January 28 and February 28, 2017; follow-up: low dose (1.6e12 GC/kg) 28-52 weeks; second dose (5e12 GC/kg) 11-16 weeks

These data suggest prolonged stabilization of FIX expression levels and are comparable to results published by Nathwani et al in the New England Journal of Medicine (2011), where patients have had measurable levels of FIX for 3-5 years or more at last follow-up. All patients in both cohorts 1 and 2 improved from moderate/severe-to-severe to either moderate or mild range in terms of factor levels based on WFH criteria. In addition, none of the patients in cohort 2 have required prophylactic or on-demand recombinant FIX transfusion for spontaneous bleeds post-dosing. According to the WFH, people with FIX levels of 5-40% usually bleed only as a result of surgery or major injury, do not bleed often and, in fact, may never have a bleeding problem (World Federation of Hemophilia). Elevations in alanine aminotransferase (ALT) were observed in 5 of 6 patients with patient 3 in cohort 2 experiencing a grade 4 adverse event due to an elevated laboratory ALT (defined as >800 IU/L). All elevated liver enzymes were clinically asymptomatic with no elevations of gamma-glutamyl transferase (GGT), alkaline phosphatase or bilirubin, and no patients experienced a drug related serious adverse event (SAE) as of the February 28, 2017 data cutoff. Two patients in each cohort received a standard tapering course of corticosteroids to treat mild, asymptomatic elevations in ALTs (52-98 IU/L), similar to findings from multiple studies using other AAV serotypes, including AAV8 and AAV9. The third patient in cohort 2 also received a standard tapering course of corticosteroids and was at 116 IU/L at 11 weeks post-dosing, following a peak ALT of 914 IU/L.

Patient	Dose	Peak ALT	1/28/2017 ALT*	2/28/2017 ALT*
1	Low	98	22	22
2	Low	40	21	16
3	Low	60	39	27
4	Second	52	19	21
5	Second	62	39	34
6	Second	914	431	116

*

Data cutoff January 28, 2017 and February 28, 2017; follow-up: low dose (1.6e12 GC/kg) 28-52 weeks; second dose (5e12 GC/kg) 11-16 weeks; ALT measured in international units per liter (IU/L); normal ALT ≤40 IU/L

Asymptomatic transient elevations in liver enzymes observed in patients 1 and 2 from cohort 2 were associated with a mild T-cell response to the capsid, corresponding to elevations in liver enzymes and declines in FIX activity. Samples from the third patient in cohort 2 were subject to substantial analyses to characterize and determine the potential immunological basis for the subclinical ALT elevation. There is no evidence that the elevation was caused by a peripheral immune response to the capsid or transgene. We have ongoing studies to explore additional causes for the ALT elevation in this patient, including other immune and non-immune causes, and the role of a rare HLA genotype present in this patient.

We expect that cohort 2 will continue to receive a standard tapering course of corticosteroid therapy and as of the February 28, 2017 data cutoff, 2 of 3 patients’ ALT levels were in the normal range, defined as ALT ≤40 IU/L. Cohort 1 patients were all clinically stable and off steroids with ALT levels in the normal range. As required by the trial protocol, we have reported the ALT levels for patient 3 in cohort 2 to the Data Safety Monitoring Committee (DSMC), the U.S. Food and Drug Administration (FDA), and the appropriate regulatory authorities and remain in ongoing communications, and will await their feedback prior to initiating dosing of cohort 3. DTX101 has received orphan drug designation from U.S. Food and Drug Administration and the European Commission for the treatment of hemophilia B.

DTX201

DTX201 consists of an AAV vector that contains a gene that encodes B domain deleted human Factor VIII, or FVIII, which is the commonly used recombinant FVIII protein used in protein replacement therapy. DTX201 has been designed to preferentially express FVIII at therapeutic levels for the treatment of patients with hemophilia A. DTX201 is under development in collaboration with Bayer, a global leader in the development and commercialization of innovative therapeutics for treating patients with hemophilia. We selected a candidate in 2015 and initiated IND-enabling activities for DTX201 in the first quarter of 2016 to support an IND filing for DTX201 by the end of 2017. We significantly progressed the HeLa mammalian cell-based suspension platform for DTX201, locking the lab scale manufacturing process, successfully transferring the upstream process and initiating tech transfer for clinical supply at GMP scale at our CMO. In May and June 2016, we presented data at ASGCT and EHA, respectively, demonstrating that the selection and integration of specific product components – including the capsid, enhancer, and promoter – further optimized product performance, including long-term expression of Factor VIII (FVIII). To evaluate the therapeutic response of DTX201, we plan to assess clotting factor levels and annual bleeding rates, which are two well-established measures of hemophilia A disease status.

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

Our Solution — DTX201

DTX201 is a gene therapy program using an AAV vector designed to preferentially express human B domain deleted FVIII in the liver and we have entered into a global development and commercialization agreement with Bayer for this program. Bayer is a worldwide leader in the treatment of hemophilia and contributes valuable expertise in all aspects of the development of this product candidate. We are responsible for the development of DTX201 under the agreement through a proof-of-concept clinical trial including all activities associated with process development and manufacturing, with reimbursement from Bayer for all project costs in accordance with the mutually agreed upon research budget. Bayer is responsible operationally and will incur the costs of the conduct of the proof-of-concept clinical trial. Upon the successful demonstration of clinical proof of concept, the agreement requires that Bayer use commercially reasonable efforts to manage and fund any subsequent clinical trials and commercialization of gene therapy products for treatment of hemophilia A. Bayer will have worldwide rights to commercialize the potential future product. We also received an upfront payment of $20.0 million and are eligible for potential development and commercialization milestone payments of up to $232.0 million, as well as royalties on product sales. The relationship with Bayer brings non-dilutive financial benefits and allows us to leverage Bayer’s significant experience in the hemophilia market. We selected a candidate in 2015 and initiated IND-enabling activities for DTX201 in the first quarter of 2016 to support an IND filing for DTX201 by the end of 2017. We significantly progressed the HeLa mammalian cell-based suspension platform for DTX201, locking the lab scale manufacturing process, successfully transferring the upstream process and initiating tech transfer for clinical supply at GMP scale at our CMO. In May and June 2016, we presented data at ASGCT and EHA, respectively, demonstrating that the selection and integration of specific product components – including the capsid, enhancer, and promoter – further optimized product performance, including long-term expression of Factor VIII (FVIII). To evaluate the therapeutic response of DTX201, we plan to assess clotting factor levels and annual bleeding rates, which are two well-established measures of hemophilia A disease status.

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

Collaborations and License Agreements

Collaboration with Bayer

In June 2014, we entered into an agreement with Bayer to research, develop and commercialize AAV gene therapy products for treatment of hemophilia A. The research term of the agreement is 54 months. Under this agreement, Bayer has been granted an exclusive license to develop and commercialize one or more novel gene therapies for hemophilia A. We are responsible for the development of DTX201 under the agreement through a proof-of-concept clinical trial, with full reimbursement from Bayer for all project costs in accordance with the mutually agreed upon research budget. Bayer is responsible operationally and will incur the costs of the conduct of the proof-of-concept clinical trial. Upon the successful demonstration of clinical proof of concept, the agreement requires that Bayer use commercially reasonable efforts to manage and fund any subsequent clinical trials and commercialization of gene therapy products for treatment of hemophilia A. Bayer will have worldwide rights to commercialize the potential future product.

In addition to an upfront cash payment of $20.0 million, we are eligible to receive development and commercialization milestone payments of up to $232.0 million. Bayer is obligated to make payments to us upon achievement of such milestones, in addition to tiered royalties based on product sales. Our agreement with Bayer expires on a licensed treatment-by-licensed treatment and country-by-country basis until the later of ten years from the date of first commercial sale or when patent claims have expired, lapsed, been abandoned, or been invalidated in such country. Either party may terminate the agreement for any material breach by the other party that the breaching party fails to cure. Bayer may terminate the agreement upon prior notice to us, either in its entirety or with respect to certain territories subject to the agreement. Bayer may also terminate the agreement upon notice of a product’s failure to meet certain criteria or after the successful completion of certain Phase I trials in the event Bayer makes a good faith determination that there is a material safety issue with respect to such product. Either party may terminate the agreement upon bankruptcy or insolvency of the other party, and we may terminate the agreement if Bayer institutes certain actions. Under certain termination circumstances, we would have worldwide rights to the terminated program(s). The agreement also contains customary confidentiality, indemnification, insurance and non-assignment provisions. Under this agreement, Bayer was also granted a right of first notice for gene therapy treatments for hemophilia B, which it declined to exercise in July 2016.

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

2015 Option and License Agreement

In March 2015, we entered into an option and license agreement with REGENX that grants us the option to exclusively license REGENX’s technology for the development and commercialization of products for additional disease indications. Under this agreement, REGENX granted us distinct options to obtain, with respect to up to four disease indications, an exclusive worldwide license under the licensed intellectual property, each to make, have made, use, import, sell, and offer for sale licensed products with respect to such disease indication. Any exclusive licenses under this 2015 option and license agreement are subject to a number of exclusions, including manufacturing technology; rights regarding the treatment of hemophilia B or hemophilia A using AAV8; the treatment of certain other conditions using AAV9; and rights to conduct commercial reagent and services businesses, or to provide services to third parties. Moreover, our exercise of any option is subject to availability, and it is possible that rights for indications for which we may be interested have been or will already be licensed, in whole or in part, to a third party before we elect to exercise our rights. We do not have the right to control prosecution of the in-licensed patent applications, and our rights to enforce the in-licensed patents are subject to certain limitations. We exercised options to exclusively license our first additional disease indication, PKU, in May 2015, our second additional disease indication, citrullinemia type 1, in August 2015, and our third additional disease indication, Wilson disease, in December 2015.

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

Sponsored Research Agreements with the University of Pennsylvania

2015 Agreement

In January 2015, we entered into an agreement with the University of Pennsylvania to sponsor certain research of Dr. Wilson at University of Pennsylvania School of Medicine related to liver gene therapy and hemophilia. The agreement was subsequently amended in August 2015, March 2016 and December 2016. In consideration for funding such research, the University of Pennsylvania granted us an option to obtain a worldwide, non-exclusive or exclusive, royalty-bearing license, with the right to sublicense, under certain patent rights conceived, created or reduced to practice in the conduct of the research. We are required to reimburse the University of Pennsylvania for filing, prosecuting and maintaining such patent rights unless and until we decline to exercise our option. Dr. Wilson is required to provide us with task-based, scientific reports of progress and results of the research, and the University of Pennsylvania granted us a royalty-free, nontransferable, non-exclusive right to copy and distribute any research reports furnished to us for any reasonable purpose, provided the results are not made publicly available until certain conditions are met, and the right to use, disclose and otherwise exploit the research results for any reasonable purpose, subject to similar restrictions on our public disclosure of the research results. Otherwise, the sponsored research agreement contains customary confidentiality provisions.

Our sponsored research agreement, as amended, with the University of Pennsylvania will expire on December 31, 2017 unless earlier terminated or we mutually agree to extend or renew the agreement. Either party may terminate the agreement if Dr. Wilson becomes unavailable and an acceptable substitute is not found within a certain period of time, or if we fail to mutually agree on an acceptable work plan and budget for the sponsored research. We may also terminate the sponsored research agreement upon written notice to the University of Pennsylvania, as long as we have met all of our payment and performance obligations to date. In the event of termination, we shall pay University of Pennsylvania the amount needed to cover costs through the effective termination date as well as allowable commitments, provided, however, payment for allowable commitments that extend beyond the effective termination date shall in no event exceed one fourth (1/4) of the total budget. Either party may terminate this agreement for a material breach that is not cured within a specified number of days.

2016 Agreement

In May 2016, we entered into a research, collaboration and license agreement with the University of Pennsylvania.  The agreement was subsequently amended in October 2016 and December 2016. The agreement provides the terms for us and the University of Pennsylvania to collaborate with respect to the pre-clinical development of gene therapy products for the treatment of citrullinemia type I (DTX601), phenylketonuria (DTX501) and Wilson disease (DTX701) (each, a “Subfield”).

Under the agreement, the University of Pennsylvania granted us an exclusive, worldwide, royalty-bearing right and license to certain patent rights arising out of the research program, subject to certain retained rights, and a non-exclusive, worldwide, royalty-bearing right and license to certain University of Pennsylvania intellectual property, in each case to research, develop, make, have made, use, sell, offer for sale, commercialize and import licensed products in each Subfield for the term of the agreement.

In May 2016, we paid to the University of Pennsylvania immaterial one-time, non-refundable upfront payments recorded as research and development expense in exchange for the licenses.  We will fund the cost of the research program in accordance with a mutually agreed-upon research budget and will be responsible for clinical development, manufacturing and commercialization of each Subfield.  Research program costs will be recorded as research and development expense in the period the research services are performed.

In addition, we would be required to make milestone payments if certain development and commercial milestones are achieved over time, as well as low to mid single-digit royalties percentages on net sales of each Subfield’s licensed products.  Should they be achieved, potential development milestones through U.S. and EU regulatory acceptance total up to a maximum of $5 million per Subfield and would be recorded as research and development expense in the periods they are achieved. As no milestones have been achieved and the agreement can be cancelled at our option, no future potential milestone payments have accrued as of December 31, 2016.

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

As of December 31, 2016, our in-licensed patent rights relating to our product candidates included the following:

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

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each BLA must be accompanied by a user fee. FDA adjusts the PDUFA user fees on an annual basis. According to FDA’s fee schedule, effective through September 2017, the user fee for an application requiring clinical data, such as a BLA, is approximately $2.3 million. PDUFA also imposes an annual product fee for human drugs and biologics (approximately $0.1 million) and an annual establishment fee (approximately $0.6 million) on facilities used to manufacture prescription drugs and biologics. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. Effective in 2010, the Affordable Care Act made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs from 15.1% of average manufacturer price, or AMP, to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The Affordable Care Act also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization as of 2010 and by expanding the population potentially eligible for Medicaid drug benefits, phased-in by 2014. The Centers for Medicare & Medicaid Services, or CMS, have proposed to expand Medicaid rebate liability to the territories of the United States as well.

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

Employees

As of March 2, 2017, we had 74 full-time employees, 58 of which are engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Facilities

We lease two facilities containing our research and development, laboratory and office spaces. This consists of approximately 15,000 square feet located at 840 Memorial Drive, Cambridge, Massachusetts and approximately 17,600 square feet of state-of-the-art laboratory and office space at 19 Presidential Way in Woburn, Massachusetts. We took occupancy in Woburn, MA in April 2016 and the facility was operational in June 2016. Our leases in Cambridge and Woburn expire in January 2018 and March 2021, respectively. We believe our current facilities are sufficient to meet our needs through the lease term.

Research and Development

We have dedicated a significant portion of our resources over the last several years to our efforts to develop our product candidates and disease programs. We incurred research and development expenses of $47.7 million, $34.0 million, and $13.0 million during 2016, 2015 and 2014, respectively.

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

Risks Related to Product Development and Regulatory Approval

We are very early in our development efforts. Two product candidates, DTX101 for hemophilia B and DTX301 for OTC deficiency, entered Phase 1/2 clinical development in January and December 2016, respectively, and the rest of our product candidates are still in preclinical development. If we are unable to advance our product candidates to and through clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We have invested substantially all of our efforts and financial resources in the identification, clinical and preclinical development of our current and future product candidates, DTX301 for ornithine transcarbamylase, or OTC, deficiency, DTX401 for glycogen storage disease type Ia, or GSDIa, DTX601 for citrullinemia type I, DTX501 for phenylketonuria , or PKU, DTX701 for Wilson disease, DTX101 for hemophilia B, and DTX201 for hemophilia A. We are very early in our development efforts with two product candidates in Phase 1/2 clinical development and the rest of our product candidates still in preclinical development. In 2016, we completed product candidate selection for our DTX401 and DTX201 programs. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product and we may never be able to develop or commercialize a marketable product.

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

If we do not succeed in one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. For example, in our Phase 1/2 clinical trial for DTX101, laboratory elevations in ALT levels were observed in 5 of 6 patients with patient 3 in Cohort 2 experiencing a grade 4 adverse event due to an elevated laboratory ALT (defined as >800 IU/L). As required by the trial protocol, we have reported the ALT levels for patient 3 in Cohort 2 to the Data Safety Monitoring Committee, the FDA and the appropriate regulatory authorities and will await their feedback prior to initiating dosing of Cohort 3.

FDA, the NIH, Health Canada, and the EMA have demonstrated caution in their regulation of gene therapy treatments, and ethical and legal concerns about gene therapy and genetic testing may result in additional regulations or restrictions on the development and commercialization of our product candidates, which may be difficult to predict.

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

Regulatory requirements in the United States and abroad governing gene therapy products have changed frequently and may continue to change in the future. FDA has established the Office of Cellular, Tissue and Gene Therapies within its Center for Biologics Evaluation and Research to consolidate the review of gene therapy and related products, and has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise this review. Prior to submitting an IND, our human gene therapy clinical trials are subject to review by the NIH Office of Biotechnology Activities’, or OBA’s, Recombinant DNA Advisory Committee, or the RAC. As of April 2016, the updated NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, including gene therapy, provide the opportunity for one or more oversight bodies (institutional review board (“IRB”) or the institutional biosafety committee (“IBC”)) to request a public RAC review based on their own review of the protocol and NIH requirements.  Regardless of the request for public review, NIH RAC members make their own assessment as to whether the protocol would significantly benefit from a public RAC review. The RAC’s recommendations are shared with FDA and the oversight bodies. The RAC can delay the initiation of a clinical trial, even if FDA has reviewed the trial design and details and has not objected to its initiation or has notified the sponsor that the study may begin. Conversely, FDA can put an IND on a clinical hold even if the RAC has provided a favorable review or has recommended against an in-depth, public review. Moreover, under guidelines published by the NIH, patient enrollment in our gene therapy clinical trials cannot begin until, among other things, the investigator for that clinical trial has received a letter from the OBA indicating that the protocol registration process has been completed. Upon receipt of the letter from OBA confirming completion of protocol registration the investigator may obtain final approval from the oversight bodies and patient enrollment may begin if all other applicable regulatory authorizations have been obtained.

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

If preclinical studies for DTX401 for GSDIa, DTX501 for PKU, DTX701 for Wilson disease, DTX601 for citrullinemia type I, and DTX201 for hemophilia A,  or all of our future product candidates do not result in the determination of a minimally effective dose range, we may not obtain the regulatory approvals required to initiate clinical testing.

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

We have focused our research and development efforts to date on our ongoing Phase 1/2 open-label clinical trials of DTX101 in adults with moderate/severe to severe hemophilia B and DTX301 for OTC deficiency, which were initiated in January and December 2016, respectively, and our gene therapy platform, identifying our targeted disease indications and our initial product candidates, and our future success depends on our successful development of viable AAV, gene therapy product candidates. These product candidates are based on a relatively new technology that has been exposed to a limited number of patients in the clinic, which makes it difficult to predict the time and cost of development.

In addition to our Phase 1/2 clinical trials of DTX101 and DTX301, we have initiated, completed, or are completing IND-enabling activities on several of our other programs. Commencing each of these clinical trials is subject to acceptance by FDA of our IND and finalizing the trial design based on discussions with FDA and other regulatory authorities. In the event that FDA requires us to complete additional preclinical studies or we are required to satisfy other FDA requests, the start of subsequent clinical trials of DTX101 or our other product candidates may be delayed. Even after we receive and incorporate guidance from these regulatory authorities, FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or change their position on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect. Successful completion of our clinical trials is a prerequisite to submitting a biologics license application, or BLA, to FDA and a marketing authorization application, or MAA, to the EMA for each product candidate and, consequently, to obtaining approval and initiating commercial marketing of our current and future product candidates. We do not know whether any of our clinical trials will begin or be completed on schedule, if at all.

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

•

our third-party contractors, who we utilize for screening patients for neutralizing antibodies prior to enrollment in our ongoing Phase 1/2 open-label clinical trials of DTX101 and DTX301, and future clinical trials with DTX401, DTX601, DTX501, DTX701, DTX201, and all future product candidates, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;

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

•

our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs or ethics committees to suspend or terminate the trials, or reports may arise from preclinical or clinical testing of other gene therapies that raise safety or efficacy concerns about our product candidates; or

•

FDA or other regulatory authorities may require us to submit additional data or impose other requirements, including relating to the stability, expiry or potency of our product candidates, before permitting us to initiate a clinical trial.

We could encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the institutions in which such trials are being conducted, the Data Safety Monitoring Board, or DSMB, for such trial or FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects that arise in our trial or that occur in other gene therapy trials utilizing AAV vectors sponsored by third parties, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, FDA may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials. For example, in our Phase 1/2 clinical trial for DTX101, laboratory elevations in ALT levels were observed in 5 of 6 patients with patient 3 in Cohort 2 experiencing a grade 4 adverse event due to an elevated laboratory ALT (defined as >800 IU/L). As required by the trial protocol, we have reported the ALT levels for patient 3 in Cohort 2 to the Data Safety Monitoring Committee, the FDA and the appropriate regulatory authorities and will await their feedback prior to initiating dosing of Cohort 3. Any delays in our preclinical or future clinical development programs may harm our business, financial condition and prospects significantly.

Our transition from HEK293 to a HeLa platform may require comparability studies, which may result in delays to the approval process for our current or future programs and increased costs resulting from additional preclinical trials.

We have conducted some of our preclinical evaluations with viral vectors produced on adherent and suspension platforms utilizing human embryonic kidney 293, or HEK293, cells. We are conducting our Phase 1/2 trials of DTX101 and DTX301, and plan to conduct our Phase 1/2 trials of DTX401, and potentially other programs using viral vectors produced on the HEK293 platform. For Phase 3 studies and commercial production of each of our product candidates, we plan to use an immortal cell line used in scientific research known as HeLa. HeLa is the oldest and most commonly used human cell line. Even if we successfully complete our planned preclinical studies and clinical trials using vectors produced on our adherent and suspension HEK293 platforms, FDA or other regulatory authorities may require a clinical bridge study, or comparability study, showing comparability of vectors produced on the HeLa platform prior to commencing Phase 3 trials of DTX301, DTX401, DTX601, DTX501, DTX701, and DTX101 delaying the development process. If we make manufacturing or formulation changes to our product candidates in the future, we may need to conduct additional preclinical studies to bridge our modified product candidates to earlier versions. If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

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

As with many pharmaceutical and biological products, treatment with our product candidates may produce undesirable side effects or adverse reactions or events. Although preclinical safety and biodistribution testing conducted on AAV vectors and data from previous clinical trials of other AAV vectors suggest that our AAV capsids may be well tolerated, known adverse side effects that could result from treatment with AAV vectors include an immunologic reaction to the capsid protein or gene at early time points after administration. For example, in our Phase 1/2 clinical trial for DTX101, laboratory elevations in ALT levels were observed in 5 of 6 patients with patient 3 in Cohort 2 experiencing a grade 4 adverse event due to an elevated laboratory ALT (defined as >800 IU/L). In previous clinical trials involving AAV viral vectors for gene therapy, some subjects experienced adverse events, including the development of a T-cell mediated immune response against the vector capsid proteins. If our vectors demonstrate a similar effect, or other adverse events, we may be required to halt or delay further clinical development of our product candidates. In addition, theoretical adverse side effects of AAV vectors include replication and spread of the virus to other parts of the body and insertional oncogenesis, which is the process whereby the insertion of a gene near a gene that is important in cell growth or division results in uncontrolled cell division, which could potentially enhance the risk of malignant transformation or cancer. Potential procedure-related events are similar to those associated with standard coronary diagnostic procedures, and may include vascular injury (e.g., damage to the femoral, radial, or brachial arteries at the site of vascular access, or damage to the coronary arteries) or myocardial injury. If any such adverse events occur, our clinical trials could be suspended or terminated and FDA, the EMA or other foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The product-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

We have sought and received Orphan Drug Designation for DTX101, DTX301 and DTX401 in the United States and Europe, and we may seek Orphan Drug Designation for some of our other product candidates and we may be unsuccessful or may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for market exclusivity.

As part of our business strategy, we have sought and received Orphan Drug Designation for DTX101, DTX301 and DTX401 in the United States and Europe. We may seek Orphan Drug Designation for our other product candidates and we may be unsuccessful or unable to maintain the associated benefits. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs intended to treat relatively small patient populations as orphan drugs. Under the U.S. Orphan Drug Act, FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax credits for qualified clinical research costs, and prescription drug user-fee waivers.

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

Risks Related to Manufacturing and Commercialization

Gene therapy products are novel, complex, expensive and difficult to manufacture. We could experience manufacturing problems that result in delays in our development or commercialization programs or otherwise harm our business.

The manufacturing process used to produce our product candidates is complex, novel and has not been validated for commercial use. Several factors could cause production interruptions, including equipment malfunctions, regulatory inspections, facility contamination, raw material shortages or contamination, natural disasters, disruption in utility services, human error or disruptions in the operations of our suppliers.

Our product candidates require processing steps that are more complex than those required for most small molecule drugs. Moreover, unlike small molecules, the physical and chemical properties of a biologic such as ours generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product is consistent from lot to lot or will perform in the intended manner. Accordingly, we employ multiple steps to control the manufacturing process to assure that the process works reproducibly and the product candidate is made strictly and consistently in compliance with the process. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, noncompliance with regulatory requirements, product recalls, product liability claims or insufficient inventory. We may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA, the EMA or other applicable standards or specifications with consistent and acceptable production yields and costs.

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

Before we can begin to commercially manufacture our product candidates in the facility of a contractor or collaborator, or if we ever establish our own facility, we must obtain a biologics license from FDA. The biologics license is a determination that the product, the manufacturing process, and the manufacturing facility meet applicable requirements to ensure continued safety, purity and potency of the product. It is possible that FDA will not accept a future registration package in support of a license application for any of one or more reasons, including the safety, purity, and potency of the product candidate, the degree of product characterization, elements of the design or execution of the previous trials or safety concerns, or other trial results. Even if we receive regulatory approval for any of our product candidates, we will need to evaluate the formulation, stability and reproducibility of the formulated drug or drug product for commercial manufacturing. An MAA must also be submitted and approved by the appropriate European Union regulatory authority, and the product candidate must be manufactured in accordance with the approved application. To date, no cGMP gene therapy manufacturer in the United States has received approval from FDA for the manufacture and commercialization of a gene therapy product and, therefore, the timeframe required for us to obtain such approval is uncertain.

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

Although we have made, and expect to continue to make, substantial investments to develop manufacturing processes designed to produce AAV vectors at commercial scale, we do not have experience in manufacturing gene therapy products at commercial scale. We also have no experience in manufacturing any other pharmaceutical or biological products on a commercial scale and our potential suppliers will have to construct and validate new commercial manufacturing facilities and obtain regulatory approvals for the facilities before being able to produce our product candidates and there can be no assurance that they will succeed in doing so. Although we have specifically invested in developing expertise in manufacturing processes and have hired a team with extensive experience in production of product candidates for clinical use because we believe that these processes will be vital to support manufacture at late-stage clinical scale or, if approved, at commercial scale, we cannot assure you that our experience and expertise at manufacturing our product candidates on a small, clinical scale will be in fact sufficient to manufacture our products at late-stage clinical scale or, if approved, commercial scale. If our third-party manufacturers are unable to produce our viral vectors or product candidates in the necessary quantities, or in compliance with cGMP, or other pertinent regulatory requirements, such as stability, expiry or potency requirements or specifications, and within our planned time frame and cost parameters, the development and sales of our products, if approved, may be materially harmed.

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

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the Affordable Care Act, was enacted to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.  As implementation of the of the Affordable Care Act is ongoing, the law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, that while not a law, is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the Affordable Care Act. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In addition, Congress could consider subsequent legislation to replace elements of the Affordable Care Act that are repealed, or the President could sign additional Executive Orders affecting elements of the Affordable Care Act. The implications of a potential repeal and/or replacement of the Affordable Care Act, or of other actions by the President or Congress related to the Affordable Care Act, for our and our partners’ business and financial condition, if any, are not yet clear.

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

The main competitors for our specific programs are as follows:

•	DTX301: Arcturus Therapeutics Inc., Castle Creek Pharma LLC, PhaseRx, Inc., Selecta Biosciences, Inc., and Synlogic, Inc.
•	DTX401: Chaperone Therapeutics, Inc., CRISPR Therapeutics, Viking Therapeutics Inc., and new medical food products and longer-acting corn starch formulations.
•	DTX601: PhaseRx, Inc. and Synlogic, Inc.
•	DTX501: BioMarin, Inc., Codexis, Inc., Synlogic, Inc. and Synthetic Biologics, Inc.
•	DTX701: GMP-Orphan SAS, Kadmon Inc., Vivet Therapeutics, and Wilson Therapeutics AB.
•

DTX101: Alnylam Incorporated, Bioverativ, Casebia Therapeutics, Freeline Therapeutics Ltd., LogicBio Therapeutics, Inc., Sangamo BioSciences, Inc., Novo Nordisk S/A, Spark Therapeutics, Inc. in collaboration with Pfizer, Inc., Shire plc, Telethon Institute for Gene Therapy in collaboration with Bioverativ, Inc., and uniQure in collaboration with Chiesi Farmaceutici S.p.A.,

•

DTX201: Alnylam Incorporated, BioMarin Pharmaceutical Inc., Bioverativ, Freeline Therapeutics Ltd., LogicBio Therapeutics, Inc., Novo Nordisk S/A, Pfizer, Inc., Roche Holding AG,,Sangamo Biosciences, Inc., Shire plc, Spark Therapeutics, Inc., Telethon Institute for Gene Therapy in collaboration with Bioverativ, and uniQure.

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

Risks Related to Our Financial Position and Need for Additional Capital

We are a biopharmaceutical company with a limited operating history and have not generated any revenue from product sales. We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future and may not continue as a going concern.

We are a biopharmaceutical company with a limited operating history on which to base an investment decision. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in November 2013. Our operations to date have been limited primarily to organizing and staffing our company, business planning, raising capital, acquiring and developing product and technology rights and conducting research and development activities for our product candidates. We have never generated any revenue from product sales. We have not obtained regulatory approvals for any of our product candidates. We have funded our operations to date through proceeds from sales of preferred stock, from our IPO and from payments received in connection with our collaboration agreement with Bayer and, to a lesser extent, through borrowings under a loan and security agreement, as amended, that we entered into with Silicon Valley Bank, or SVB, in August 2014, as amended. We have incurred net losses in each year since our inception. As of December 31, 2016, we had an accumulated deficit of $100.2 million. Our net loss was $49.0 million and $35.1 million for the years ended December 31, 2016 and 2015, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future and may not continue as a going concern. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital. We expect our research and development expenses to significantly increase in connection with beginning clinical trials of our product candidates. In addition, if we obtain marketing approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. As a public company, we will continue to incur costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

The development of pharmaceutical drugs is capital-intensive. We initiated Phase 1/2 open-label clinical trial of DTX101 in adults with moderate/severe to severe hemophilia B in January 2016 and a Phase 1/2 open-label clinical trial of DTX301 for OTC deficiency in December 2016. We are in IND-enabling activities to support IND filings for DTX401 for GSDIa and DTX201 for hemophilia A by the end of 2017, and are in candidate selection activities for DTX501, DTX701, and DTX601, and expect to select development candidates for DTX501 and DTX701 by the end of 2017. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of and seek marketing approval for our product candidates. In addition, depending on the status of regulatory approval or, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of Bayer, or other collaborators. We may also need to raise additional funds sooner if we choose to pursue additional indications or geographies for our product candidates or otherwise expand more rapidly than we presently anticipate. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts.

We expect that our existing cash, cash equivalents and marketable securities totaling $78.0 million and payments expected to be received in connection with our collaboration agreement with Bayer, including reimbursements and $15 million in milestones, and borrowing capacity under our loan and security agreement with SVB, will enable us to fund our operating expenses and capital expenditure requirements through mid-2018. Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

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

As of December 31, 2016, we had federal and state net operating loss carryforwards of $73.1 million and $73.5 million, respectively, both of which begin to expire in 2033. Our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which may increase our federal income tax liability. The completion of our recent IPO, together with private placements and other transactions that have occurred since our inception, may have triggered such an ownership change pursuant to Section 382. Any such limitation, whether as the result of our IPO, prior private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us, could have a material adverse effect on our results of operations in future years. We have not completed a study to assess whether an ownership change for purposes of Section 382 has occurred, or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such study.

Risks Related to Our Relationships with Third Parties

Our executive officers, directors, principal stockholders and their affiliates exercise significant influence over our company, which could delay or prevent a change in corporate control.

As of March 2, 2017, the existing holdings of our executive officers, directors, principal stockholders and their affiliates, including entities affiliated with FMR LLC, or FMR, investment funds affiliated with OrbiMed Advisors LLC, or OrbiMed, and New Leaf Venture Partners, LLC will represent beneficial ownership, in the aggregate, of approximately 57% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership might adversely affect the market price of our common stock by:

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

If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our studies in accordance with regulatory requirements or our stated study plans and protocols, or if there are process deviations that result in noncompliance with stability requirements or specifications, we may be delayed in completing, or unable to complete, the preclinical studies and clinical trials required to support future IND submissions and approval of our product candidates.

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
•

termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that may be costly or damaging to us or result in delays in the development or commercialization of our product candidates; and

•

disruptions to the operations of our third-party manufacturers or suppliers caused by conditions unrelated to our business or operations, including regulatory inspections or the bankruptcy of the manufacturer or supplier.

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

We are highly dependent on the research and development, clinical, commercial and business development expertise of Dr. Annalisa Jenkins, our President and Chief Executive Officer, Dr. Samuel C. Wadsworth, our Chief Scientific Officer, Mary T. Thistle, our Chief Operating Officer, Jean Franchi, our Chief Financial Officer, Eric Crombez, our Chief Medical Officer, and Dr. K. Reed Clark, our Senior Vice President of Pharmaceutical Development, as well as the other principal members of our management, scientific, clinical and commercial team. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

Exposure to UK political developments, including the outcome of the UK referendum on membership in the European Union, could have a material adverse effect on us.

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

As a public company, we incur significant legal, accounting and other expenses due to our compliance with regulations and disclosure obligations applicable to us, including the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the Securities and Exchange Commission, or SEC, and the NASDAQ Stock Market LLC, or NASDAQ. The SEC and other regulators have continued to adopt new rules and regulations and make additional changes to existing regulations that require our compliance. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We expect these expenses to increase once we are no longer an “emerging growth company.”

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

Our stock price has been and is likely to be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From October 22, 2015 through March 2, 2017, our stock price has traded at prices as low as $1.65 per share and as high as $15.55 per share.  As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price they paid for their shares. The market price for our common stock may be influenced by many factors, including:

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

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. If few analysts commence coverage of us, the trading price of our stock would likely decrease. If one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease approximately 15,000 square feet of office and laboratory space under various operating lease agreements for its Cambridge, MA location that, as amended, expire in January 2018. We also lease approximately 17,600 square feet of laboratory and office space located in Woburn, Massachusetts. We took occupancy in Woburn, MA in April 2016 and it was operational in June 2016. The lease for this property expires in March 2021.

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

On March 2, 2017, the closing price for our common stock as reported on the NASDAQ Global Select Market was $1.90. The following table sets forth the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market for the period indicated.

	High	Low
Year Ended December 31, 2015
Fourth Quarter (From October 22, 2015)	$15.35	$9.87
Year Ended December 31, 2016
First Quarter	$12.79	$5.87
Second Quarter	$10.47	$5.39
Third Quarter	$9.98	$5.52
Fourth Quarter	$8.27	$4.00

Holders

The number of record holders of our common stock as of March 2, 2017 was 1,796. The number of holders of record of our common stock does not reflect the number of beneficial holders whose shares are held by depositors, brokers or other nominees.

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

None.

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

As of December 31, 2016, we have not used any proceeds from the offering, which closed on October 27, 2015, or from the underwriters’ exercise their over-allotment option, which closed on November 25, 2015. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the Securities and Exchange Commission on October 22, 2015.

Item 6. Selected Financial Data.

SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and related notes and other financial information included in this Annual Report on Form 10-K.

We derived the financial data for the years ended December 31, 2016, 2015 and 2014 and the balance sheet data as of December 31, 2016 and 2015 from our audited financial statements, which are included elsewhere in this Annual Report on Form 10-K. We derived the balance sheet data as of December 31, 2014 from our audited financial statements that are not included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in future periods.

	Year Ended December 31,			Period from Inception (June 20, 2013) to December 31,
	2016	2015	2014	2013
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$11,471	$7,750	$2,750	$—
Operating expenses:
Research and development	47,741	33,992	12,974	2,806
General and administrative	12,780	8,723	2,727	364
Total operating expenses	60,521	42,715	15,701	3,170
Loss from operations	(49,050)	(34,965)	(12,951)	(3,170)
Interest income (expense), net	49	(91)	(17)	—
Net loss	(49,001)	(35,056)	(12,968)	(3,170)
Accretion of convertible preferred stock to redemption value	—	(23)	(71)	(8)
Net loss attributable to common stockholders	$(49,001)	$(35,079)	$(13,039)	$(3,178)
Net loss per share attributable to common stockholders — basic and diluted (1)	$(1.97)	$(4.41)	$(3.61)	$(2.71)
Weighted average common shares outstanding — basic and diluted	24,915,887	7,949,670	3,610,592	1,173,631

	December 31,
	2016	2015	2014	2013
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$30,234	$127,047	$17,913	$4,507
Marketable securities	47,715	—	—	—
Working capital (2)	64,678	116,729	12,299	3,422
Total assets	93,865	133,269	22,133	4,511
Notes payable, net of discount, including current portion	6,530	1,333	1,524	—
Convertible preferred stock	—	—	9,653	4,707
Common stock and additional paid-in capital	160,185	156,777	1,947	1,885
Total stockholders' equity (deficit)	59,941	105,583	(14,191)	(1,285)

(1)

See Note 13 to our consolidated financial statements appearing elsewhere in this Annual Report for further details on the calculation of basic and diluted net loss per share attributable to common stockholders.

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

Overview

We are a leader in discovering and developing new therapeutic products for people living with devastating rare and metabolic diseases associated with the liver, based on the most advanced mammalian adeno-associated virus (AAV) gene delivery technology. The liver is a vital organ that plays an important role in human metabolism and key physiologic functions, and is the target organ for our programs: ornithine transcarbamylase (OTC) deficiency, glycogen storage disease type Ia (GSDIa), phenylketonuria (PKU), Wilson disease, citrullinemia type I, hemophilia B, and hemophilia A. We continue to advance our lead clinical programs in hemophilia B and OTC deficiency, our preclinical programs, and retain the global rights to all of our liver-directed programs, with the exception of our hemophilia A program, which is partnered with Bayer. We have developed a robust scientific platform that brings together deep expertise in rare genetic diseases, liver biology, AAV gene therapy, pharmaceutical development, and mammalian vector manufacturing. We believe our continued development of our manufacturing processes, methods and expertise will yield the most comprehensive and leading manufacturing platform developed to date, including our next generation HeLa 2.0 platform, for AAV-based gene therapy product candidates. We believe that by leveraging the expertise created by our platform we will be able to accelerate the research and development of our pipeline of programs while continuing to discover and develop the next generation of products in this field.

Our pipeline consists of the following programs for the treatment of rare and metabolic diseases associated with the liver, also known as inherited metabolic disorders (IMD), and hemophilia:

•

DTX301 is our gene therapy product candidate designed for the treatment of patients with OTC deficiency. OTC deficiency is the most common urea cycle disorder and we estimate that there are approximately 10,000 patients worldwide with OTC deficiency, of which we estimate approximately 80% are classified as late-onset, our target population. In November 2016, we submitted an IND for DTX301 with FDA, and in December 2016, we received notification allowing us to proceed with our Phase 1/2 open-label clinical trial of DTX301 and initiated the clinical trial. We have two sites open and expect to disclose initial data from our Phase 1/2 open-label clinical trial in the second half of 2017. In June 2016, our Phase 1/2 clinical trial protocol for DTX301 received unanimous approval by the National Institutes of Health's Recombinant DNA Advisory Committee (RAC). In addition, DTX301 was granted Orphan Drug Designation in the United States and Europe in January and March 2016, respectively. To evaluate therapeutic response of DTX301, we plan to measure ammonia levels and other biomarkers, including [13]C-acetate, which are established measures of OTC deficiency disease status and hepatocyte (liver) ureagenesis capacity, respectively.

•

DTX401 is our gene therapy program for the treatment of patients with GSDIa, a disease that arises from a defect in G6Pase, an essential enzyme in glycogen and glucose metabolism. GSDIa is the most common glycogen storage disease and we estimate there are approximately 6,000 patients worldwide. We initiated IND-enabling activities in 2016 to support an IND filing for DTX401 by the end of 2017. In addition, DTX401 was granted Orphan Drug Designation in the United States and Europe in October and November 2016, respectively. To evaluate the therapeutic response to DTX401, we plan to measure fasting glucose, which is a well-established measure of GSDIa disease status.

•

DTX501 is our gene therapy program for the treatment of patients with PKU, a disease that arises from a defect in phenylalanine hydroxylase (PAH), an essential enzyme in phenylalanine (Phe) metabolism. Considered one of the most common inherited metabolic disorders, we estimate there are more than 50,000 patients worldwide. We initiated preclinical activities in collaboration with the University of Pennsylvania in 2016 to support selection of a development candidate in the second half of 2017. To evaluate the therapeutic response to DTX501, we plan to measure serum Phe levels, which is a well-established measure of PKU disease status.

•

DTX701 is our gene therapy program for the treatment of patients with Wilson disease, a disorder that arises from a defect in P-type ATPase (ATP7B), an essential transporting protein that translocates copper to ceruloplasmin for biliary excretion. A common inherited metabolic disorder, we estimate there are more than 50,000 patients worldwide. We initiated preclinical activities in collaboration with the University of Pennsylvania in 2016 to support selection of a development candidate in the second half of 2017. To evaluate the therapeutic response to DTX701, we plan to measure serum and urinary copper levels, which are well-established measures of Wilson disease status.

•

DTX601 is our gene therapy program for the treatment of patients with citrullinemia type I (also referred to as classic citrullinemia), a disease that arises from a defect in argininosuccinate synthase (ASS), an essential enzyme that catalyzes the synthesis of argininosuccinate from citrulline and aspartate, the third step in the urea cycle. The disease can become evident in the first few days of life or later in childhood, and affects approximately 1 in 57,000 births worldwide. We initiated preclinical activities in collaboration with the University of Pennsylvania in 2016 to support selection of a development candidate in the next 12-18 months. To evaluate the therapeutic response to DTX601, we plan to measure ammonia levels and other biomarkers, including [13]C-acetate, which are established measures of citrullinemia type I disease status and hepatocyte (liver) ureagenesis capacity, respectively.

•

DTX101 is our lead gene therapy product candidate designed to deliver FIX gene expression in patients with hemophilia B. Hemophilia B is a rare genetic bleeding disorder resulting from a deficiency in FIX. In 2013, the World Federation of Hemophilia (WFH) estimated that there were approximately 28,000 hemophilia B patients worldwide, including approximately 4,000 patients in the United States. We completed cohort 1 and cohort 2 dosing in our Phase 1/2 open-label clinical trial in adults with moderate/severe to severe hemophilia B and disclosed interim topline data from our Phase 1/2 clinical trial in January 2017. We are providing a data update on both cohorts (Cohort 1: N=3, 1.6 x 10[12] GC/kg; Cohort 2: N=3, 5 x 10[12] GC/kg) as of February 28, 2017, which include additional details on patient 3 in cohort 2 that were not yet available when our interim topline data was disclosed in January 2017. Patients in the two cohorts have been in post-treatment follow-up ranging from 11 to 52 weeks. Patients received serotype AAVrh10 vector with a codon-optimized FIX gene expressing wild-type FIX protein. Evidence of efficient liver transduction of DTX101 was observed across the two patient cohorts. Patients in the second dose cohort achieved peak FIX expression of 13%, 20%, and 12% at weeks 4, 8, and 8, respectively. FIX activity was 5% and 10% in two patients at 16 weeks follow-up, and 10% for the third patient at 11 weeks. For the low-dose cohort, expression levels achieved 10-11% peak activity, stabilizing between 3-4% at last follow-up (weeks 28, 52, and 52).

Patient	Dose	Peak FIX	1/28/2017 FIX*	2/28/2017 FIX*	Severity
1	Low	11%	3%	3%	Moderate
2	Low	10%	3%	3%	Moderate
3	Low	5%	4%	4%	Moderate
4	Second	12%	5%	5%	Mild
5	Second	20%	8%	10%	Mild
6	Second	13%	7%	10%	Mild

*	Data cutoff January 28 and February 28, 2017; follow-up: low dose (1.6e12 GC/kg) 28-52 weeks; second dose (5e12 GC/kg) 11-16 weeks

These data suggest prolonged stabilization of FIX expression levels and are comparable to results published by Nathwani et al in the New England Journal of Medicine (2011), where patients have had measurable levels of FIX for 3-5 years or more at last follow-up. All patients in both cohorts 1 and 2 improved from moderate/severe-to-severe to either moderate or mild range in terms of factor levels based on WFH criteria. In addition, none of the patients in cohort 2 have required prophylactic or on-demand recombinant FIX transfusion for spontaneous bleeds post-dosing. According to the WFH, people with FIX levels of 5-40% usually bleed only as a result of surgery or major injury, do not bleed often and, in fact, may never have a bleeding problem (World Federation of Hemophilia). Elevations in alanine aminotransferase (ALT) were observed in 5 of 6 patients with patient 3 in cohort 2 experiencing a grade 4 adverse event due to an elevated laboratory ALT (defined as >800 IU/L). All elevated liver enzymes were clinically asymptomatic with no elevations of gamma-glutamyl transferase (GGT), alkaline phosphatase or bilirubin, and no patients experienced a drug related serious adverse event (SAE) as of the February 28, 2017 data cutoff. Two patients in each cohort received a standard tapering course of corticosteroids to treat mild, asymptomatic elevations in ALTs (52-98 IU/L), similar to findings from multiple studies using other AAV serotypes, including AAV8 and AAV9. The third patient in cohort 2 also received a standard tapering course of corticosteroids and was at 116 IU/L at 11 weeks post-dosing, following a peak ALT of 914 IU/L.

Patient	Dose	Peak ALT	1/28/2017 ALT*	2/28/2017 ALT*
1	Low	98	22	22
2	Low	40	21	16
3	Low	60	39	27
4	Second	52	19	21
5	Second	62	39	34
6	Second	914	431	116

*

Data cutoff January 28, 2017 and February 28, 2017; follow-up: low dose (1.6e12 GC/kg) 28-52 weeks; second dose (5e12 GC/kg) 11-16 weeks; ALT measured in international units per liter (IU/L); normal ALT ≤40 IU/L

Asymptomatic transient elevations in liver enzymes observed in patients 1 and 2 from cohort 2 were associated with a mild T-cell response to the capsid, corresponding to elevations in liver enzymes and declines in FIX activity. Samples from the third patient in cohort 2 were subject to substantial analyses to characterize and determine the potential immunological basis for the subclinical ALT elevation. There is no evidence that the elevation was caused by a peripheral immune response to the capsid or transgene. We have ongoing studies to explore additional causes for the ALT elevation in this patient, including other immune and non-immune causes, and the role of a rare HLA genotype present in this patient.

We expect that cohort 2 will continue to receive a standard tapering course of corticosteroid therapy and as of the February 28, 2017 data cutoff, 2 of 3 patients’ ALT levels were in the normal range, defined as ALT ≤40 IU/L. Cohort 1 patients were all clinically stable and off steroids with ALT levels in the normal range. As required by the trial protocol, we have reported the ALT levels for patient 3 in cohort 2 to the Data Safety Monitoring Committee (DSMC), the U.S. Food and Drug Administration (FDA), and the appropriate regulatory authorities and remain in ongoing communications, and will await their feedback prior to initiating dosing of cohort 3. DTX101 has received orphan drug designation from U.S. Food and Drug Administration and the European Commission for the treatment of hemophilia B.

•

DTX201 is our FVIII gene therapy program for the treatment of hemophilia A that we are developing in collaboration with Bayer, a global leader in the development and commercialization of innovative therapeutics for treating patients with hemophilia. We are responsible for the development of DTX201 under the agreement through a proof-of-concept clinical trial including all activities associated with process development and manufacturing, with reimbursement from Bayer for all project costs in accordance with the mutually agreed upon research budget. Bayer is responsible operationally and will incur the costs of the conduct of the proof-of-concept clinical trial. Upon the successful demonstration of clinical proof of concept, the agreement requires that Bayer use commercially reasonable efforts to manage and fund any subsequent clinical trials and commercialization of gene therapy products for treatment of hemophilia A. Bayer will have worldwide rights to commercialize the potential future product. We also received an upfront payment of $20.0 million and are eligible for potential development and commercialization milestone payments of up to $232.0 million, as well as royalties on product sales. The relationship with Bayer brings non-dilutive financial benefits and allows us to leverage Bayer’s significant experience in the hemophilia market. Hemophilia A is the most common form of hemophilia with approximately 140,000 patients worldwide. We selected a candidate in 2015 and initiated IND-enabling activities for DTX201 in the first quarter of 2016 to support an IND filing for DTX201 by the end of 2017. We significantly progressed the HeLa mammalian cell-based suspension platform for DTX201, locking the lab scale manufacturing process, successfully transferring the upstream process and initiating tech transfer for clinical supply at GMP scale at our CMO. In May and June 2016, we presented data at ASGCT and EHA, respectively, demonstrating that the selection and integration of specific product components – including the capsid, enhancer, and promoter – further optimized product performance, including long-term expression of Factor VIII (FVIII). To evaluate the therapeutic response of DTX201, we plan to assess clotting factor levels and annual bleeding rates, which are two well-established measures of hemophilia A disease status.

•

We intend to focus our research and development on future product candidates and novel or next generation capsids that treat well-understood rare monogenic diseases associated with the liver that we believe are well-suited to our gene therapy platform and can leverage learnings from our current programs. We select our programs based on demonstrated preclinical proof of concept in well-described or validated animal models. We seek to address clear unmet medical need in readily identifiable patient populations for which there are no therapies or where current standards of care only manage symptoms.

Since our inception on June 20, 2013, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and developing product and technology rights, and conducting research and development activities for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date with proceeds from the sale of our equity securities and payments received in connection with our collaboration agreement with Bayer, and, to a lesser extent, through borrowings under a loan and security agreement. Through December 31, 2016, we had received net proceeds of $88.8 million from our sales of preferred stock, $64.6 million from our initial public offering, $37.4. million under the collaboration agreement with Bayer, and $7.6 million from borrowings under a loan and security agreement.

Since our inception, we have incurred significant operating losses. Our net losses were $49.0 million and $35.1 million for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, we had an accumulated deficit of $100.2 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses and capital requirements will increase in connection with our ongoing activities, as we:

•	pursue the preclinical and clinical development of our programs and product candidates, including DTX301, DTX401, DTX501, DTX701, DTX601, DTX101, and DTX201;
•	seek to identify and develop additional product candidates;
•

develop and scale up our manufacturing processes and capabilities to support our ongoing preclinical activities and clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio;
•	seek marketing approvals for any of our un-partnered product candidates that successfully complete clinical development;
•	develop and expand our sales, marketing and distribution capabilities, either on our own or in collaboration with third parties, for our product candidates for which we obtain marketing approval; and
•	expand our operational and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts.

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

As of December 31, 2016, we had cash, cash equivalents and marketable securities of $78.0 million. We believe with our existing cash, cash equivalents and marketable securities as of December 31, 2016 and reimbursements and milestones to be received in connection with our collaboration agreement with Bayer and borrowing capacity under our loan and security agreement with SVB, will enable us to fund our operating expenses and capital expenditure requirements through mid-2018. See “— Liquidity and Capital Resources.”

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

The deliverables under our agreement with Bayer include (1) research services to be provided over the research term, (2) a development and commercialization license and (3) our participation in a Joint Steering Committee, or JSC, and a Joint Research and Development Committee, or JRDC, to be provided over the research term. We determined that the development and commercialization license and involvement in the JSC and the JRDC do not have standalone value to Bayer and, therefore, are not separable from the delivery of the research services. Therefore, all deliverables under the agreement have been combined and accounted for as a single unit of accounting. Accordingly, the upfront license payment and research payments are being recognized by us as revenue on a straight-line basis over the estimated performance period, which approximates the 54-month research term of the agreement with Bayer that commenced in June 2014. As future research payments are earned, we will recognize as revenue the portion of payments equal to the percentage of the elapsed research term to the total estimated research term, with the remaining portion of consideration received being recognized over the remaining estimated performance period on a straight-line basis. We concluded at the outset of the arrangement that none of the future milestone payments included in the arrangement qualified as substantive milestones. Any future milestone payments will be recognized, along with the other arrangement consideration, over the remaining estimated period of performance, if any, beginning at the time a milestone payment is earned, with a cumulative catch-up being recognized for the elapsed portion of the estimated research term. As of December 31, 2016, we had not earned any milestone or royalty payments.

During the years ended December 31, 2016 and 2015, we recognized revenue related to our collaboration agreement with Bayer as follows:

	Year ended December 31,
	2016	2015
	(in thousands)
Revenue:
Bayer Collaboration	$11,471	$7,750
	$11,471	$7,750

During the years ended December 31, 2016 and 2015, we recognized revenue of $11.5 million and $7.8 million, respectively, related to our collaboration agreement with Bayer. During the years ended December 31, 2016 and 2015, we earned research payments under the collaboration agreement of $8.3 million and $7.7 million, respectively. As of December 31, 2016, we had short-term and long-term deferred revenue of $8.7 million and $8.7 million, respectively, related to our collaboration agreement with Bayer.

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

The table below summarizes our research and development expenses incurred by development program:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
DTX101	$7,286	$9,354	$4,307
DTX201	2,602	4,046	3,282
DTX301	10,077	2,474	350
DTX401	3,998	554	—
Other research and development programs	3,229	3,003	150
Unallocated expenses	20,549	14,561	4,885
Total research and development expenses	$47,741	$33,992	$12,974

We expect that our expenses will increase in connection with our planned preclinical manufacturing and clinical development activities in the near term. At this time, we cannot reasonably estimate the costs for completing the preclinical and clinical development of any of our product candidates.

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

Income Taxes

Since our inception, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. We did not provide for any income taxes in any of the years ended December 31, 2016 or 2015.

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

Determination of the Fair Value of Common Stock

As a privately held company prior to our October 2015 IPO, the estimated fair value of our common stock was determined by our board of directors as of the date of each option grant, with input from management, considering our most recently available third-party valuations of common stock and our board of directors' assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants' Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Our common stock valuations were prepared using either an option-pricing method, or OPM, or a hybrid method, which used market approaches to estimate our enterprise value. The hybrid method is a probability-weighed expected return method, or PWERM, where the equity value in one or more of the scenarios is calculated using an OPM. The OPM treats common stock and preferred stock as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company's securities changes.

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

Following our IPO, stock option values have been have been determined based on the quoted market price of our common stock.

Related Party Transactions

During the year ended December 31, 2016, we did not transact with any related parties. During the years ended December 31, 2015 and 2014, we transacted with a number of related parties in the course of ordinary business. Our related party transactions are described in detail in Note 9 to our financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

Results of Operations

Comparison of the Years Ended December 31, 2016 and 2015

The following table summarizes our results of operations for the year ended December 31, 2016 and 2015:

	Year Ended December 31,		Increase
	2016	2015	(Decrease)
	(in thousands)
Revenue	$11,471	$7,750	$3,721
Operating expenses:
Research and development	47,741	33,992	13,749
General and administrative	12,780	8,723	4,057
Total operating expenses	60,521	42,715	17,806
Loss from operations	(49,050)	(34,965)	(14,085)
Interest income (expense), net	49	(91)	140
Net loss	$(49,001)	$(35,056)	$(13,945)

Revenue

We recognized $11.5 million of revenue for the year ended December 31, 2016 compared to $7.8 million for the year ended December 31, 2015. Revenue for the years ended December 31, 2016 and 2015 resulted from our collaboration agreement with Bayer, which commenced in June 2014. Amounts recorded as deferred revenue under the collaboration agreement with Bayer totaled $17.3 million and $20.5 million as of December 31, 2016 and 2015, respectively.

Research and Development Expenses

	Year Ended December 31,		Increase
	2016	2015	(Decrease)
	(in thousands)
Direct research and development expenses by program:
DTX101	$7,286	$9,354	$(2,068)
DTX201	2,602	4,046	(1,444)
DTX301	10,077	2,474	7,603
DTX401	3,998	554	3,444
Other research and development programs	3,229	3,003	226
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	10,354	7,406	2,948
Services	2,726	3,125	(399)
Facility related	1,794	1,065	729
Lab consumables and other	5,675	2,965	2,710
Total research and development expenses	$47,741	$33,992	$13,749

Research and development expenses were $47.7 million for the year ended December 31, 2016, compared to $34.0 million for the year ended December 31, 2015. The increase of $13.7 million was due primarily to the increase of $7.6 million of costs incurred in process development, manufacturing activities, IND enabling activities and early clinical development of DTX301, an increase of $6.0 million of unallocated research and development expenses and an increase of $3.4 million of costs incurred in manufacturing activity of DTX401, offset by a decrease of $2.1 million in DTX101-related expenses due to lower pre-clinical and manufacturing activity due to the transition from pre-clinical studies to clinical studies and $1.4 million in DTX201 project costs primarily due to decreases in preclinical development activity. The increase of $6.0 million in unallocated research and development expenses was primarily due to:

•	$2.9 million increase in personnel-related costs (including a $0.5 million increase in stock-based compensation) as a result of the hiring of full-time employees to support growth in our operations;
•	$0.7 million increase in facilities related expenses primarily due to the occupancy of our Woburn, MA facility in April 2016; and
•

$2.7 million increase in lab consumables and other expenses due to a $1.2 million increase in lab consumables and raw materials, $0.6 million increase in depreciation expense, $0.4 million increase in IT expenses as well as a $0.5 million increase in other expenses.

General and Administrative Expenses

	Year Ended December 31,		Increase
	2016	2015	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$6,541	$3,836	$2,705
Professional fees	4,534	3,733	801
Facility related	629	399	230
Other	1,076	755	321
Total general and administrative expenses	$12,780	$8,723	$4,057

General and administrative expenses were $12.8 million for the year ended December 31, 2016, compared to $8.7 million for the year ended December 31, 2015. The increase of $4.1 million was primarily due to an increase of $2.7 million in personnel-related costs (including a $1.6 million increase in stock-based compensation) as a result of the full year impact of full-time employees hired in late 2015 and increases associated with the Company’s first full year of operating as a public company including increases of $0.8 million in professional fees primarily for legal fees and business insurance and increases of $0.6 million of facility related and other expenses.

Interest Income (Expense), net

We recorded $30 thousand of interest income, net of $251 thousand of interest expense, for the year ended December 31, 2016, compared to $91 thousand of interest expense, net of $6 thousand of interest income, for the year ended December 31, 2015, which consisted of interest expense incurred on borrowings at various dates under our loan and security agreement entered into in August 2014.

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

Revenue

We recognized $7.8 million of revenue for the year ended December 31, 2015 compared to $2.8 million for the year ended December 31, 2014. Revenue for the year ended December 31, 2015 and 2014 resulted from our collaboration agreement with Bayer, which commenced in June 2014. Amounts recorded as deferred revenue under the collaboration agreement with Bayer totaled $20.5 million and $22.6 million as of December 31, 2015 and 2014, respectively.

Research and Development Expenses

	Year Ended December 31,		Increase
	2015	2014	(Decrease)
	(in thousands)
Direct research and development expenses by program:
DTX101	$9,354	$4,307	$5,047
DTX201	4,046	3,282	764
DTX301	2,474	350	2,124
DTX401	554	—	554
Other research and development programs	3,003	150	2,853
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	7,406	2,105	5,301
Services	3,125	1,384	1,741
Facility related	1,065	397	668
Lab consumables and other	2,965	999	1,966
Total research and development expenses	$33,992	$12,974	$21,018

Research and development expenses were $34.0 million for the year ended December 31, 2015, compared to $13.0 million for the year ended December 31, 2014. The increase of $21.0 million was due to increases of $5.0 million in DTX101-related expenses as we increased our manufacturing activities and advanced our preclinical studies and prepared to begin our clinical studies, $0.8 million in DTX201 project costs as we increased our manufacturing activities and advanced our preclinical development, $2.1 million of costs incurred in the manufacturing and preclinical development of DTX301, $0.6 million of costs incurred in the preclinical development of DTX401, $2.9 million in other research and development programs as we exercised options for additional licenses with respect to three additional indications under the 2015 option and license agreement with REGENX, and $9.7 million of unallocated research and development expenses. The increase of $9.7 million in unallocated research and development expenses was due to:

•	$5.3 million increase in personnel-related costs (including a $0.6 increase in stock-based compensation) as a result of the hiring of full-time employees to support growth in our operations;
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

General and administrative expenses were $8.7 million for the year ended December 31, 2015, compared to $2.7 million for the year ended December 31, 2014. The increase of $6.0 million was primarily due to an increase of $3.4 million in personnel-related costs (including a $0.6 increase in stock-based compensation) as a result of the hiring of full-time employees to support growth in our operations, an increase of $1.8 million in professional fees for legal, accounting and audit services, public relations services, Board of Directors and recruiting fees, an increase of $0.2 million of facility-related expenses, and $0.6 million of other expenses, primarily franchise tax, information technology and travel expenses.

Interest Income (Expense), net

We recorded $91 thousand of interest expense, net of $6 thousand of interest income, for the year ended December 31, 2015, compared to $17 thousand of interest expense, net of $1 thousand of interest income, for the year ended December 31, 2014, which consisted of interest expense incurred on borrowings at various dates under our loan and security agreement entered into in August 2014.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have generated revenue to date only from our collaboration agreement with Bayer. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any product for several years, if at all. We have funded our operations to date with proceeds from the sale of our equity securities and payments received in connection with our collaboration agreement with Bayer, and, to a lesser extent, through borrowings under a loan and security agreement, as amended, that we entered into with SVB in August 2014. Through December 31, 2016, we had received net proceeds of $88.8 million from our sales of preferred stock, $37.4 million from our collaboration agreement with Bayer, $7.6 million of borrowings under a loan and security agreement and net proceeds of $64.6 million from our IPO.

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

As of December 31, 2016, we had cash, cash equivalents and marketable securities totaling $78.0 million. We invest our cash in money market funds, U.S. government securities, corporate bonds, and commercial paper, with the primary objectives to preserve principal, provide liquidity and maximize income without significantly increasing risk.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cash (used in) provided by operating activities	$(47,644)	$(32,029)	$8,760
Cash used in investing activities	(54,312)	(2,481)	(1,755)
Cash provided by financing activities	5,143	143,644	6,401
Net increase in cash and cash equivalents	$(96,813)	$109,134	$13,406

Operating activities. During the year ended December 31, 2016, operating activities used $47.6 million of cash, resulting from our net loss of $49.0 million, partially offset by non-cash charges of $5.0 million and cash used by changes in our operating assets and liabilities of $3.6 million. Net cash used by changes in our operating assets and liabilities for the year ended December 31, 2016 consisted primarily of a $1.7 million increase in accounts receivable from Bayer, a $2.7 million increase in prepaid expenses and other current assets, primarily due to prepayments of external program-related expenses, and a $3.2 million decrease in deferred revenue from Bayer. These changes were partially offset by a $0.8 million increase in accounts payable and a $3.0 million increase in accrued expense and other current liabilities. These increases in accounts payable and accrued expenses were due to the timing of vendor invoicing and payments associated with program-related expenses.

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

Investing activities. During the year ended December 31, 2016, we used $54.3 million of cash in investing activities, consisting primarily of purchases of marketable securities of $54.2 million, which was partially offset by proceeds from the sale and maturities of marketable securities of $6.6 million. In addition, we used $6.7 million related to leasehold improvements and purchases of equipment for our Woburn, MA facility.

During the year ended December 31, 2015, we used $2.5 million of cash in investing activities, consisting of purchases of property and equipment of $2.5 million.

During the year ended December 31, 2014, we used $1.8 million of cash in investing activities, consisting of purchases of property and equipment of $1.7 million and lease deposits of $0.1 million.

Financing activities. During the year ended December 31, 2016, net cash provided by financing activities was $5.1 million, consisting primarily of proceeds from issuance of notes payable of $5.8 million which were offset by repayment of notes payable of $0.7 million.

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

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates in development, including as we:

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

As of December 31, 2016, we had cash, cash equivalents and marketable securities of $78.0 million. We expect that our existing cash, cash equivalents and marketable securities and reimbursements and milestones to be received in connection with our collaboration agreement with Bayer and borrowing capacity under our loan and security agreement with SVB, will enable us to fund our operating expenses and capital expenditure requirements through mid-2018. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Loan and Security Agreement

On August 21, 2014, we entered into a loan and security agreement with SVB as amended, which provided for advances under an equipment line of up to $1.8 million. Through December 31, 2016, we had borrowed the full $1.8 million available under the loan and security agreement and had made $0.6 million of scheduled principal repayments. Under the loan and security agreement, for each advance under the equipment line, we are obligated to make six monthly, interest-only payments. Thereafter, we are obligated to pay 36 monthly installments of interest and principal. Outstanding principal under the loan and security agreement accrue interest at an annual rate of 5.5%, which was determined on the date of each drawdown.

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

In February 2016, we entered into a second amendment to the loan and security agreement with SVB. Under the second amendment, we may borrow an aggregate principal amount of up to $7.0 million for certain equipment purchases. Through December 31, 2016, we had borrowed $5.8 million under the second amendment of our loan and security agreement and made $0.1 million of scheduled principal payments. Under the loan and security agreement, for each advance under the equipment line, we are obligated to make six monthly, interest-only payments. Thereafter, we are obligated to pay 36 monthly installments of interest and principal. Outstanding principal under the advances of the second amendment to the loan and security agreement accrue interest at an annual rate of 3.0%, which was determined on the date of each drawdown. In addition, the Company is required to make an additional final payment equal to 6% of the original principal amount of each advance due on the earliest to occur of the maturity date of the advance, acceleration of the terms of the loan, prepayment of the advance or termination of the loan and security agreement. As of December 31, 2016, the Company accrues the related total final payments due of $0.1 million to outstanding debt by charges to interest expense using the effective-interest method from the date of issuance through the maturity date.

Through December 31, 2016, we had borrowed a total of $7.6 million available under the loan and security agreement, as amended, and had made $0.7 million of scheduled principal repayments. Borrowings under the loan and security agreement are secured by substantially all of our assets, except for our intellectual property. There are no financial covenants associated with the loan and security agreement. There are negative covenants restricting our activities, such as disposing of our business or certain assets, changing our business, management, ownership or business locations, incurring additional debt or liens or making payments on other debt, making certain investments and declaring dividends, acquiring or merging with another entity, engaging in transactions with affiliates or encumbering intellectual property. The obligations under the loan and security agreement are subject to acceleration upon occurrence of specified events of default, including a material adverse change in our business, operations or financial or other condition.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2016 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments(1)	$2,915	$1,205	$1,578	$132	$—
Debt obligations(2) (3)	6,478	2,379	3,961	138	—
Research and development agreement(4)	300	300	—	—	—
Total	$9,693	$3,884	$5,539	$270	$—

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

Under the 2015 option and license agreement with REGENX, we have agreed to make future milestone payments of up to an aggregate of $9.0 million per indication upon achieving specified development milestones with respect to any product developed utilizing any compound covered under the 2015 option and license agreement. As of December 31, 2016, we had not developed a commercial product using the licensed technologies and no pre-commercialization milestones had been achieved under these agreements. We have not included any contingent payment obligations, such as milestones or royalties, in the table above as the amount, timing and likelihood of such payments are not known.

Under the 2015 sponsored research and option agreement with University of Pennsylvania, as amended, we have agreed to research spending through December 31, 2017. The agreement allows for termination upon written notice.  In the event of termination, we shall pay the University of Pennsylvania the amount needed to cover costs through the effective termination date, as well as allowable commitments incurred; provided, however, payments for allowable commitments extending beyond the effective termination date shall not exceed $2.8 million, as of December 31, 2016. As the agreement can be cancelled at our option, we have not included any contingent payment obligations in the table above as the amount, timing and likelihood of such payments are not known.

In May 2016, we entered into a research, collaboration and license agreement with the University of Pennsylvania.  The agreement was subsequently amended in October 2016 and December 2016. The agreement provides the terms for us and the University of Pennsylvania to collaborate with respect to the pre-clinical development of gene therapy products for the treatment of citrullinemia type I (DTX601), phenylketonuria (DTX501) and Wilson disease (DTX701) (each, a “Subfield”). The agreement allows for termination upon written notice. We will fund the cost of the research program in accordance with a mutually agreed-upon research budget. In addition, we would be required to make milestone payments if certain development and commercial milestones are achieved over time, as well as low to mid single-digit royalties percentages on net sales of each Subfield’s licensed products. As of December 31, 2016, we had not developed a commercial product using the licensed technologies and no development milestones had been achieved under the agreement. We have not included any contingent payment obligations in the table above as the amount, timing and likelihood of such payments are not known.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We had cash, cash equivalents and marketable securities of approximately $78.0 million at December 31, 2016. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash, cash equivalents and marketable securities and the conservative nature of our investments, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We do not own any foreign currency or other derivative financial instruments.

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

Based on this evaluation, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company's principal executive and principal financial officer and effected by the company's board of preparation of financial statements for external purposes in accordance with GAAP and directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our company's assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our principal executive and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, based on criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2016, based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to the deferral allowed under the JOBS Act for emerging growth companies.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2016.

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2016.

Item 14. Principal Accounting Fees and Services.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2016.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)

(b)	The Index to Exhibits immediately following our Consolidated Financial Statements is incorporated herein by reference.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dimension Therapeutics, Inc.

Date: March 9, 2017	By:	/s/ Annalisa Jenkins
Annalisa Jenkins
President and Chief Executive Officer (Principal Executive Officer)

Date: March 9, 2017	By:	/s/ Jean Franchi
Jean Franchi
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Annalisa Jenkins	Chief Executive Officer and Director	March 9, 2017
Annalisa Jenkins	(Principal Executive Officer)

/s/ Jean Franchi	Chief Financial Officer	March 9, 2017
Jean Franchi	(Principal Financial and Accounting Officer)

/s/ Rishi Gupta	Chairman of the Board of Directors	March 9, 2017
Rishi Gupta

/s/ Alan B. Colowick	Director	March 9, 2017
Alan B. Colowick

/s/ Michael Dybbs	Director	March 9, 2017
Michael Dybbs

/s/ Georges Gemayel	Director	March 9, 2017
Georges Gemayel

/s/ George Migausky	Director	March 9, 2017
George Migausky

/s/ Arlene M. Morris	Director	March 9, 2017
Arlene M. Morris

/s/ John Hohneker	Director	March 9, 2017
John Hohneker

Exhibit Index

Exhibit Number	Description
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

10.11*†	Sponsored Research and Option Agreement between the Registrant and The Trustees of the University of Pennsylvania, dated January 1, 2015, as amended
10.12

Indenture of Lease between the Registrant and Rivertech Associates II, LLC, dated March 11, 2014, as amended (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-206911) filed September 14, 2015)

10.13

Form of Indemnification Agreement, to be entered into between the Registrant and its directors (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-206911) filed September 14, 2015)

10.14

Form of Indemnification Agreement, to be entered into between the Registrant and its officers (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-206911) filed September 14, 2015)

10.15

Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated August 21, 2014, as amended (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K (File No. 001-37601) filed March 24, 2015)

10.16#

Employment Agreement between Jean Franchi and the Registrant, effective as of October 27, 2015 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-206911) filed October 13, 2015)

10.17

Lease Agreement, by and between the Registrant and ARE-MA Region No. 20, LLC, dated November 2, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37601) filed November 3, 2015)

Exhibit Number	Description
10.18*†	Research, Collaboration & License Agreement, by and between the Registrant and The Trustees of the University of Pennsylvania, dated as of May 5, 2016, as amended
21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Register Public Accounting Firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Indicates a management contract or any compensatory plan, contract or arrangement.
†

Confidential treatment has been requested or granted with respect to certain portions of this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.

*	Filed herewith.
**

The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Dimension Therapeutics, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of convertible preferred stock and stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Dimension Therapeutics, Inc. and its subsidiary as of December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company will require additional financing to fund future operations. Management’s plans in regard to this matter are described in Note 1.

/s/ PricewaterhouseCoopers LLP

March 9, 2017

Boston, Massachusetts

DIMENSION THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$30,234	$127,047
Marketable securities	47,715	—
Accounts receivable	1,885	143
Prepaid expenses and other current assets	5,484	2,740
Total current assets	85,318	129,930
Property and equipment, net	8,402	3,339
Deferred offering costs	145	—
Total assets	$93,865	$133,269
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,368	$1,555
Accrued expenses and other current liabilities	7,247	3,715
Amounts due to related parties	—	522
Deferred revenue	8,663	6,835
Notes payable	2,361	574
Total current liabilities	20,639	13,201
Deferred revenue, net of current portion	8,663	13,670
Notes payable, net of discount and current portion	4,169	759
Other liabilities	453	56
Total liabilities	33,924	27,686
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at December 31, 2016 and 2015; zero shares issued or outstanding at December 31, 2016 and 2015.	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized as of December 31, 2016 and 2015; 25,043,506 and 25,008,227 shares issued and outstanding as of December 31, 2016 and 2015, respectively.	2	2
Additional paid-in capital	160,185	156,775
Accumulated deficit	(100,195)	(51,194)
Accumulated other comprehensive loss	(51)	—
Total stockholders’ equity	59,941	105,583
Total liabilities and stockholders’ equity	$93,865	$133,269

The accompanying notes are an integral part of these consolidated financial statements.

DIMENSION THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenue	$11,471	$7,750	$2,750
Operating expenses:
Research and development	47,741	33,992	12,974
General and administrative	12,780	8,723	2,727
Total operating expenses	60,521	42,715	15,701
Loss from operations	(49,050)	(34,965)	(12,951)
Interest income (expense), net	49	(91)	(17)
Net loss	(49,001)	(35,056)	(12,968)
Accretion of convertible preferred stock to redemption value	—	(23)	(71)
Net loss attributable to common stockholders	$(49,001)	$(35,079)	$(13,039)
Net loss per share attributable to common stockholders — basic and diluted	$(1.97)	$(4.41)	$(3.61)
Weighted average common shares outstanding — basic and diluted	24,915,887	7,949,670	3,610,592
Comprehensive loss:
Net loss	$(49,001)	$(35,056)	$(12,968)
Other comprehensive loss
Unrealized loss on marketable securities	(51)	—	—
Total other comprehensive gain (loss)	(51)	—	—
Total comprehensive loss	$(49,052)	$(35,056)	$(12,968)

The accompanying notes are an integral part of these consolidated financial statements.

DIMENSION THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Series A and B Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)
Balances at December 31, 2013	5,000,000	$4,707	3,715,245	$—	$1,885	$(3,170)	$—	$(1,285)
Issuance of Series A convertible preferred stock, net of issuance costs of $125	5,000,000	4,875	—	—	—	—	—	—
Issuance of common stock warrant in connection with notes payable	—	—	—	—	5	—	—	5
Vesting of restricted common stock issued for consulting services	—	—	—	—	42	—	—	42
Issuance of restricted common stock	—	—	341,573	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	86	—	—	86
Accretion of convertible preferred stock to redemption value	—	71	—	—	(71)	—	—	(71)
Net loss	—	—	—	—	—	(12,968)	—	(12,968)
Balances at December 31, 2014	10,000,000	$9,653	4,056,818	$—	$1,947	$(16,138)	$—	$(14,191)
Issuance of Series A convertible preferred stock, net of issuance costs of $20	14,500,000	14,480	—	—	—	—	—	—
Issuance of Series B convertible preferred stock, net of issuance costs of $261	20,183,824	64,739	—	—	—	—	—	—
Issuance of restricted common stock	—	—	35,788	—	—	—	—	—
Exercise of common stock options	—	—	12,572	—	5	—	—	5
Exercise of common stock warrants	—	—	11,306	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,333	—	—	1,333
Accretion of convertible preferred stock to redemption value	—	23	—	—	(23)	—	—	(23)
Conversion of redeemable convertible preferred stock to common stock	(44,683,824)	(88,895)	15,286,968	1	88,894	—	—	88,895
Initial public offering of common stock, net of commissions, underwriting discounts and offering costs	—	—	5,604,775	1	64,619	—	—	64,620
Net loss	—	—	—	—	—	(35,056)	—	(35,056)
Balances at December 31, 2015	—	$—	25,008,227	$2	$156,775	$(51,194)	$—	$105,583
Exercise of common stock options	—	—	35,279	—	43	—	—	43
Stock-based compensation expense	—	—	—	—	3,367	—	—	3,367
Other comprehensive loss	—	—	—	—	—	—	(51)	(51)
Net loss	—	—	—	—	—	(49,001)	—	(49,001)
Balances at December 31, 2016	—	$—	25,043,506	$2	$160,185	$(100,195)	$(51)	$59,941

The accompanying notes are an integral part of these consolidated financial statements.

DIMENSION THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(49,001)	$(35,056)	$(12,968)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Consulting services paid in common stock	—	—	42
Depreciation and amortization expense	1,652	716	164
Stock-based compensation expense	3,367	1,333	86
Non-cash interest expense	115	9	3
Premium on marketable securities	(207)	—	—
Amortization of premium on marketable securities	37	—	—
Changes in operating assets and liabilities:
Accounts receivable	(1,742)	1,831	(1,973)
Prepaid expenses and other current assets	(2,744)	(2,336)	(375)
Deferred offering costs	(145)	—	—
Accounts payable	814	1,148	785
Accrued expenses and other current liabilities and amounts due to related parties	2,992	2,407	354
Deferred revenue	(3,179)	(2,137)	22,642
Other liabilities	397	56	—
Net cash (used in) provided by operating activities	(47,644)	(32,029)	8,760
Cash flows from investing activities:
Purchases of marketable securities	(54,196)	—	—
Sales and maturities of marketable securities	6,600	—	—
Purchases of property and equipment	(6,716)	(2,543)	(1,667)
Lease deposits	—	62	(88)
Net cash used in investing activities	(54,312)	(2,481)	(1,755)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	79,219	4,875
Proceeds from exercise of common stock options	43	5	—
Proceeds from issuance of notes payable and common stock warrant, net of issuance costs	5,779	194	1,526
Proceeds from initial public offering of common stock, net of commissions and underwriting discounts	—	67,762	—
Payments of initial public offering costs	—	(3,142)	—
Repayment of notes payable	(679)	(394)	—
Net cash provided by financing activities	5,143	143,644	6,401
Net increase (decrease) in cash and cash equivalents	(96,813)	109,134	13,406
Cash and cash equivalents at beginning of period	127,047	17,913	4,507
Cash and cash equivalents at end of period	$30,234	$127,047	$17,913
Supplemental disclosure of cash flow information:
Interest paid	$136	$82	$14
Supplemental disclosure of non-cash investing and financing activities:
Accretion of convertible preferred stock to redemption value	$—	$23	$71
Issuance of common stock warrant in connection with notes payable	$—	$—	$5
Purchases of property and equipment included in accounts payable and accrued expenses	$8	$9	$277
Conversion of preferred stock to common stock upon initial public offering	$—	$88,895	$—

The accompanying notes are an integral part of these consolidated financial statements.

DIMENSION THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

1. Nature of the Business and Basis of Presentation

Dimension Therapeutics, Inc. (the “Company”) was incorporated in Delaware on June 20, 2013. The Company is the leader in discovering and developing new therapeutic products for people living with devastating rare and metabolic diseases associated with the liver, based on the most advanced mammalian adeno-associated virus (AAV) gene delivery technology. The liver is a vital organ that plays an important role in human metabolism and key physiologic functions, and is the target organ for our initial programs: OTC deficiency, GSDIa, citrullinemia type I, phenylketonuria, Wilson disease, hemophilia B, and hemophilia A.

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

In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. As of December 31, 2016 the Company had an accumulated deficit of $100,195.  During the year ended December 31, 2016, the Company incurred a loss of $49,001 and used $47,644 of cash in operations.  The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash, cash equivalents and marketable securities of $77,949 at December 31, 2016, together with the receipt of contingent payments expected to be received in connection with our collaboration with Bayer, including reimbursements and $15 million in milestones, and cost management initiatives, will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from issuance of the financial statements.  If the Company does not obtain the milestone payments, the Company would be forced to delay, reduce or eliminate certain research and development programs, reduce or eliminate discretionary operating expenses, delay product portfolio expansion, which could adversely affect its business prospects. In addition, the Company will seek additional funding through public or private financings, debt financing, collaboration agreements or government grants. The inability to obtain funding, as and when needed, would have a negative impact on the Company’s financial condition and ability to pursue its business strategies.

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

Concentrations of Credit Risk, Significant Customers and Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and accounts receivable. The Company has all cash, cash equivalents and marketable securities balances at one accredited financial institution in amounts that exceed federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

As of December 31, 2016 and 2015 the Company's accounts receivable balances resulted from its collaboration agreement with Bayer (see Note 8), and the Company believes Bayer to be creditworthy.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded in stockholders' equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. The Company has recorded deferred offering costs of $145 as of December 31, 2016 related to its At-the-Market (ATM) agreement entered into in connection with its Form S-3 Registration Statement prospectus dated November 10, 2016. Should shares under the AMT no longer be considered probable, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations and comprehensive loss. The Company did not record any deferred offering costs as of December 31, 2015.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents, which consist of money market funds and U.S. government securities, are stated at fair value.

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

Debt Issuance Costs

The Company has adopted the amendments to the Financial Accounting Standards Board ("FASB") Accounting Standards Codification made in Accounting Standards Update ("ASU") 2015-03, Interest — Imputation of Interest (Subtopic 835-30) ("ASU 2015-03") simplifying the presentation of debt issuance costs. According to ASU 2015-03, the Company presents debt issuance costs related to a recognized debt liability as a direct reduction from the carrying amount of that debt liability.

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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Prior to the Company’s initial public offering in October 2015, the Company was a private company and lacked company-specific historical and implied volatility information. Therefore, the Company estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company's stock options has been determined utilizing the "simplified" method for awards that qualify as "plain-vanilla" options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders' equity (deficit) that result from transactions and economic events other than those with stockholders. For the year ended December 31, 2016, the Company’s only element of other comprehensive loss was unrealized loss on marketable securities. For the years ended December 31, 2105 and 2014, there were no differences between net loss and comprehensive loss.

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

In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is antidilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2016, 2015 and 2014.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The standard defines a five-step process to achieve this principle, and will require companies to use more judgment and make more estimates than under the current guidance. The guidance was originally effective for public entities for interim and annual periods beginning after December 15, 2016 and allows for adoption using a full retrospective method, or a modified retrospective method. Early adoption was originally not permitted. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date for public entities to annual periods beginning after December 15, 2017 and for interim periods within those fiscal years. Early adoption of the standard is permitted for annual periods beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, to clarify the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to clarify various aspects of Topic 606, including the identification of performance obligations and the implementation of licensing guidance. The Company is currently evaluating the impact that the adoption of ASU 2014-010 will have on its consolidated financial statements. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, to clarify aspects of Topic 606, including assessing the collectability criterion, presentation of sales taxes and other similar taxes collected from customers, noncash consideration, contract modifications at transition and completed contracts at transition. The Company is in the process of evaluating the impact of this new guidance. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, to amend aspects of Topic 606, including the Codification’s online feedback mechanism, submissions to the Transition Resource Group for Revenue Recognition and Stakeholders’ technical inquiries. The Company is in the process of evaluating the impact of this new guidance.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of
	December 31, 2016 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$22,988	$—	$—	$22,988
U.S. government securities	—	7,246	—	7,246
Total cash equivalents	22,988	7,246	—	30,234
Marketable securities:
Commercial paper	—	15,814	—	15,814
Corporate Bonds	—	13,671	—	13,671
U.S. government securities	—	18,230	—	18,230
Total marketable securities	—	47,715	—	47,715
Total cash equivalents and marketable securities	$22,988	$54,961	$—	$77,949

	Fair Value Measurements as of December 31, 2015 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$127,047	$—	$—	$127,047
Total cash equivalents	$127,047	$—	$—	$127,047

During the year ended December 31, 2016 and 2015, there were no transfers between Level 1 and Level 2.

The carrying amounts reflected in the consolidated balance sheets for accounts payable and accrued expenses approximate fair value due to their short-term maturities. The carrying value of the Company’s outstanding notes payable approximates fair value (a Level 2 fair value measurement), reflecting interest rates currently available to the Company.

Marketable Securities

The following tables summarize the Company’s marketable securities as of December 31, 2016:

	Fair Value Measurements as of
	December 31, 2016 using:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Assets:
Commercial paper (due within 1 year)	$15,814	$—	$—	$15,814
Corporate bonds (due within 1 year)	9,182	—	(10)	9,172
U.S. government securities (due within 1 year)	7,002	—	—	7,002
Corporate bonds (due after 1 year through 2 years)	4,512	—	(12)	4,500
U.S. government securities (due after 1 year through 2 years)	11,256	—	(29)	11,227
	$47,766	$—	$(51)	$47,715

4. Prepaid expenses and other current assets:

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2016	2015
Prepaid clinical, manufacturing, and scientific costs	$4,406	$1,824
Prepaid insurance	637	587
Other	441	329
	$5,484	$2,740

5. Property and Equipment, net

Property and Equipment, net consisted of the following:

		December 31,
	Useful Life	2016	2015
Laboratory equipment	5 years	$8,114	$3,663
Computer equipment	5 years	251	165
Furniture and fixtures	7 years	310	193
Leasehold improvements	*	2,259	198
		10,934	4,219
Less: Accumulated depreciation and amortization		(2,532)	(880)
		$8,402	$3,339
* Shorter of asset life or lease term

Depreciation and amortization expense was $1,652, $716 and $164 for the years ended December 31, 2016, 2015 and 2014, respectively.

Substantially all of the Company’s laboratory equipment server as collateral for the Company’s standby letter of credit pursuant to the agreement for the Company’s leased facilities (see Note 14).

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2016	2015
Payroll and payroll-related costs	$2,234	$2,000
External research and development services	4,409	1,389
Professional fees	433	254
Other	171	72
	$7,247	$3,715

7. Notes Payable

In August, 2014, the Company entered into a loan and security agreement with Silicon Valley Bank (“SVB”), which provided for advances under an equipment line of up to $1,750. As of December 31, 2015, the Company has borrowed the full amount of $1,750 under the loan and security agreement and incurred a total of $35 of related issuance costs. Under the loan and security agreement, for each advance under the equipment line, the Company is obligated to make six monthly, interest-only payments. Thereafter, the Company is obligated to pay 36 monthly installments of interest and principal. Outstanding principal under the loan and security agreement accrue interest at an annual rate of 5.5%, which was determined on the date of each drawdown based on an annual rate of 2.25% plus the greater of (1) 3.25% or (2) the rate of interest per annum from time to time published in the money rates section of The Wall Street Journal as the prime rate then in effect. Borrowings under the loan and security agreement are secured by substantially all of our assets, except for our intellectual property.

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

In December 2015, the Company, in connection with the formation of Dimension Securities Corporation, entered into a First Amendment to the loan and security agreement with SVB. The First Amendment requires the Company to maintain on deposit in operating, depository and securities accounts maintained with SVB a compensating balance of 105% of the then-outstanding obligations, as defined in the loan and security agreement. As December 31, 2016, the Company was required to maintain a compensating balance of $6,844 in its accounts with SVB to meet this requirement.

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

Through December 31, 2016, the Company borrowed $5,801 under the Second Amendment in three advances and incurred $22 of related issuance costs. The issuance costs are being accreted to the principal amount of debt and being amortized to interest expense using the effective-interest method over the same period. In accordance with the terms of the Second Amendment, the borrowed loan amounts through December 31, 2016, accrues interest at an annual rate of 3.0%. In addition, the Company accrues the related total final payments due of $348 to outstanding debt by charges to interest expense using the effective-interest method from the date of issuance through the maturity date. The effective interest rate of the outstanding debt under the Second Amendment is approximately 6.2%.

As of December 31, 2016 and December 31, 2015, notes payable consist of the following:

	December 31,	December 31,
	2016	2015
Notes payable	$6,478	$1,356
Less: current portion	(2,361)	(574)
Notes payable, net of current portion	4,117	782
Debt discount, net of accretion	(30)	(23)
Accretion related to final payment	82	—
Notes payable, net of discount, long term	$4,169	$759

During the years ended December 31, 2016 and 2015, the Company made scheduled principal repayments totaling $679 and $394, respectively.

During the years ended December 31, 2016 and 2015, the Company recognized $217 and $88, respectively, of interest expense related to the loan and security agreement with SVB.

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

Estimated future principal payments due under the loan and security agreement with SVB are as follows:

Year Ended December 31,
2017	$2,379
2018	2,123
2019	1,838
2020	138
Total	$6,478

8. Collaboration and License Agreements

Bayer HealthCare LLC

In June 2014, the Company entered into a research and development collaboration and license agreement with Bayer for the development and commercialization of a gene therapy for the treatment of hemophilia A (the “collaboration agreement”). Under the agreement, the Company granted to Bayer an exclusive license to develop and commercialize one or more novel gene therapies for hemophilia A. The Company is responsible for all research and development activities for those biologic therapeutics under the agreement prior to completion of clinical proof-of-concept (“POC”) trials, with Bayer funding the Company’s efforts and providing consulting and technological support. Upon the successful demonstration of clinical POC, the agreement requires that Bayer use commercially reasonable efforts to conduct later-stage development and commercialization of gene therapy products for treatment of hemophilia A for such therapy. Bayer will have worldwide rights to commercialize the potential future product. Under this agreement, Bayer was also granted a right of first notice for gene therapy treatments for hemophilia B, which it declined to exercise in July 2016.

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

The Company determined that the deliverables under its agreement with Bayer include (i) research services to be provided over the research term, (ii) a development and commercialization license and (iii) the Company’s participation in a Joint Steering Committee (“JSC”) and a Joint Research and Development Committee (“JRDC”) to be provided over the research term. The Company determined that the development and commercialization license and involvement in the JSC and the JRDC do not have standalone value to Bayer and, therefore, are not separable from the delivery of the research services. Therefore, all deliverables under the agreement have been combined and accounted for as a single unit of accounting. Accordingly, the upfront license payment and research payments are being recognized by the Company as revenue on a straight-line basis over the estimated performance period, which approximates the 54-month research term of the agreement with Bayer that commenced in June 2014. As future research payments are earned, the Company will recognize as revenue the portion of payments equal to the percentage of the elapsed research term to the total estimated research term, with the remaining portion of consideration received being recognized over the remaining estimated performance period on a straight-line basis. The Company concluded at the outset of the arrangement that none of the future milestone payments included in the arrangement qualified as substantive milestones. Any future milestone payments will be recognized, along with the other arrangement consideration, over the remaining estimated period of performance, if any, beginning at the time a milestone payment is earned, with a cumulative catch-up being recognized for the elapsed portion of the estimated research term. As of December 31, 2016, the Company had not earned any milestone or royalty payments.

Revenue recognized under the collaboration agreement with Bayer consisted of the following:

	December 31,
	2016	2015	2014
Revenue:
Bayer Collaboration Agreement	$11,471	$7,750	$2,750
	$11,471	$7,750	$2,750

During the years ended December 31, 2016, 2015 and 2014, research payments earned by the Company under the collaboration agreement totaled $8,292, $7,740 and $3,265, respectively. The costs incurred by the Company related to the research activities of the collaboration agreement are recorded as research and development expense in the consolidated statement of operations and comprehensive loss.

As of December 31, 2016 and 2015, deferred revenue related to the collaboration agreement with Bayer totaled $17,326 and $20,505, which related to the upfront license payment, research services payments and to advance payments for future research services.

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

As of December 31, 2016 and 2015, the Company had not developed a commercial product using the licensed technologies and no milestones had been achieved.

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

University of Pennsylvania

2015 Sponsored Research and Option Agreement

In January 2015, the Company entered into an agreement with the Penn to sponsor certain research of Dr. Wilson at University of Pennsylvania School of Medicine related to liver gene therapy and hemophilia. The agreement was subsequently amended in August 2015, March 2016 and December 2016. In consideration for funding such research, Penn granted the Company an option to obtain a worldwide, non-exclusive or exclusive, royalty-bearing license, with the right to sublicense, under certain patent rights conceived, created or reduced to practice in the conduct of the research. The Company is required to reimburse Penn for filing, prosecuting and maintaining such patent rights unless and until the Company declines to exercise its option. Dr. Wilson is required to provide the Company with task-based, scientific reports of progress and results of the research, and Penn granted the Company a royalty-free, nontransferable, non-exclusive right to copy and distribute any research reports furnished to the Company for any reasonable purpose, provided the results are not made publicly available until certain conditions are met, and the right to use, disclose and otherwise exploit the research results for any reasonable purpose, subject to similar restrictions on our public disclosure of the research results. Otherwise, the sponsored research agreement contains customary confidentiality provisions.

The Company’s sponsored research agreement with Penn will expire on December 31, 2017 unless earlier terminated or the parties mutually agree to extend or renew the agreement. Either party may terminate the agreement if Dr. Wilson becomes unavailable and an acceptable substitute is not found within a certain period of time, or if the Company fails to mutually agree on an acceptable work plan and budget for the sponsored research. The Company may also terminate the sponsored research agreement upon written notice to Penn, as long as the Company has met all of its payment and performance obligations to date. In the event of termination, the Company shall pay Penn the amount needed to cover costs through the effective termination date as well as allowable commitments incurred; provided, however, payments for allowable commitments extending beyond the effective termination date shall not exceed $2,762, as of December 31, 2016. Either party may terminate this agreement for a material breach that is not cured within a specified number of days.

2016 Research, Collaboration and License Agreement

In May 2016, the Company entered into a research, collaboration and license agreement with Penn.  The agreement was subsequently amended in October 2016 and December 2016. The agreement provides the terms for the Company and Penn to collaborate with respect to the pre-clinical development of gene therapy products for the treatment of citrullinemia type I (DTX601), phenylketonuria (DTX501) and Wilson disease (DTX701) (each, a “Subfield”).

Under the agreement, Penn granted the Company an exclusive, worldwide, royalty-bearing right and license to certain patent rights arising out of the research program, subject to certain retained rights, and a non-exclusive, worldwide, royalty-bearing right and license to certain Penn intellectual property, in each case to research, develop, make, have made, use, sell, offer for sale, commercialize and import licensed products in each Subfield for the term of the agreement.

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

In addition, the Company would be required to make milestone payments if certain development and commercial milestones are achieved over time, as well as low to mid single-digit royalties percentages on net sales of each Subfield’s licensed products.  Should they be achieved, potential development milestones through U.S. and EU regulatory acceptance total up to a maximum of $5,000 per Subfield and would be recorded as research and development expense in the periods they are achieved. As no milestones have been achieved and the agreement can be cancelled at our option, no future potential milestone payments have accrued as of December 31, 2016.

9. Related Party Transactions

In October 2013, the Company entered into a license agreement (see Note 8) with REGENX Biosciences, LLC, predecessor to REGENXBIO Inc., ("REGENX") and issued common stock and restricted common stock to REGENX and directors and management of REGENX as well as to Penn and an affiliate of Penn. In connection with the transaction, the Company issued, at a price of $0.0002923 per share, 3,421 shares of common stock to REGENX, 2,379,242 shares of common stock to directors and management of REGENX and 1,038,474 shares of common stock to Penn and an affiliate of Penn.

In October 2013, the Company also entered into a Stock Purchase Agreement (the "SPA") with Beacon Bioventures Fund III Limited Partnership ("Beacon Bioventures") for the issuance of Series A preferred stock, pursuant to which Beacon Bioventures purchased 5,000,000 shares of the Company's Series A preferred stock in October 2013 and 10,000,000 shares of the Company's Series A preferred in February 2015, each at a price of $1.00 per share.

In addition, in October 2013, the Company issued to Beacon Bioventures in exchange for consulting services provided by Fidelity Biosciences Corp. ("Fidelity Biosciences"), an entity affiliated with Beacon Bioventures, an aggregate of 153,951 shares of fully vested common stock as well as 85,528 shares of restricted common stock at a price of $0.0002923 per share, which shares were subject to repurchase by the Company from April 30, 2014 to October 27, 2014. The issuance of restricted common stock to Beacon Bioventures was considered an award to a non-employee requiring the fair value of these awards to be remeasured at the end of each reporting period prior to the completion of the consulting services, using the then-current fair value of the Company's common stock. Related to the issuance of the 85,528 shares of restricted common stock, the Company recorded general and administrative expenses of $42 for the year ended December 31, 2014.

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

As of January 1, 2016, the Company no longer considers the Penn or REGENX to be related parties, as Penn and REGENX were no longer principal shareholders and REGENX was no longer represented on the Company’s board of directors. Accordingly, expenses incurred in connection with Penn or REGENX subsequent to January 1, 2016 are no longer considered to be related party expenses.

The Company entered into two license agreements with REGENX and two research agreements with University of Pennsylvania (see Note 8).

Related party expenses consisted of the following:

	December 31,
	2015	2014
Related Parties:
REGENX - R&D Expense	$3,140	$7,139
Penn - R&D Expense	5,659	—
Fidelity Biosciences - G&A Expense	—	45
	$8,799	$7,184

Cash payments made to REGENXBIO, Inc. (“REGENX”) during the years ended December 31, 2015 and 2014 were $3,890, and $7,341, respectively. There were no related party amounts due to REGENX by the Company as of December 31, 2015.

Cash payments made to the University of Pennsylvania during the years ended December 31, 2015 and 2014 were $5,137 and $0, respectively. Related party amounts due to University of Pennsylvania by the Company were $522 as of December 31, 2015.

Cash payments made to Fidelity Biosciences during the years ended December 31, 2015 and 2014 were $1 and $18, respectively. There were no related party amounts due to Fidelity Biosciences by the Company as of December 31, 2015.

10. Stockholders’ Equity

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

Upon closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock were converted into 15,286,968 shares of common stock.

As of December 31, 2016 and 2015, the Company’s Certificate of Incorporation, as amended and restated, authorizes the Company to issue 5,000,000 shares of $0.0001 par value undesignated preferred stock. The rights, preferences, restrictions, qualifications and limitations of such stock are to be determined by the Company’s board of directors.

As of December 31, 2016 and 2015, the Company’s Certificate of Incorporation, as amended and restated, authorizes the Company to issue 150,000,000 shares of $0.0001 par value common stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company's stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any.  Through December 31, 2016, no dividends have been declared.

11. Stock-Based Compensation

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

During the year ended December 31, 2016 and 2015, under the 2015 Plan, the Company granted to employees and directors no shares of restricted common stock and options to purchase 1,192,814 and 75,698 shares of common stock, respectively. During the years ended December 31, 2016 and 2015, under the 2015 Plan, the Company granted to non-employees no shares of restricted common stock and options to purchase no shares of common stock.

The total number of shares that may be issued under all equity plans was 5,889,101, of which 1,223,561 shares remained available for future grant as of December 31, 2016. The number of shares of common stock that may be issued under the 2015 Plan will automatically increase on each January 1, beginning on January 1, 2016 and ending on January 1, 2020, equal to the lesser of (i) 4% of the shares of the Company’s common stock outstanding on the immediately preceding December 31 or (ii) an amount determined by the Company’s board of directors or the compensation committee of the board of directors. The shares of common stock underlying any awards that are forfeited, canceled, repurchased or are otherwise terminated by the Company under the 2015 Plan will be added back to the shares of common stock available for issuance under the 2015 Plan. On January 1, 2016, 1,000,329 shares of common stock, representing 4% of the Company’s issued and outstanding shares of common stock as of December 31, 2015, were added to the 2015 Plan. Such shares are included in the equity plan totals specified above.

2015 Employee Stock Purchase Plan

On September 2, 2015, the Company’s stockholders approved the 2015 Employee Stock Purchase Plan (the “ESPP”), which became effective October 27, 2015. A total of 256,585 shares of common stock were reserved for issuance under this plan as of December 31, 2016. In addition, the number of shares of common stock that may be issued under the ESPP will automatically increase on each January 1, beginning on January 1, 2017 and ending on January 1, 2021, equal to the lesser of (i) 256,585 shares of common stock, (ii) 1% of the Company’s shares of common stock outstanding on the immediately preceding December 31 or (iii) an amount determined by the Company’s board of directors or the compensation committee of the board of directors. As of December 31, 2016 there was no activity under the ESPP.

Stock Option Valuation

The fair value of each option granted to employees and directors during the years ended December 31, 2016, 2015 and 2014, under the Company’s stock option plans has been calculated on the date of grant using the following assumptions:

Year Ended December 31,
	2016	2015	2014
Expected dividend yield	—	—	—
Expected volatility	83 - 91%	72 - 87%	71 - 78%
Risk free interest rate	1.0 - 2.1%	1.6 - 2.4%	1.7 - 2.7%
Expected term	5.3 - 6.0 years	5.6 - 9.0 years	5.5 - 10 years

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

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2015	3,097,022	$3.11	9.2	$25,618
Granted	1,192,814	$7.15
Exercised	(35,279)	$1.22		$110
Cancelled or forfeited	(68,858)	$4.36
Outstanding as of December 31, 2016	4,185,699	$4.26	8.4	$4,757
Options vested and expected to vest as of December 31, 2016	4,185,699	$4.26	8.4	$4,757
Options exercisable as of December 31, 2016	1,553,567	$3.14	8.1	$2,644

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock at December 31, 2016.

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2016 and 2015 was $7.15 and $4.49 per share, respectively.

As of December 31, 2016 there were no outstanding unvested service-based stock options held by non-employees for purchase. As of December 31, 2015, there were outstanding unvested service-based stock options held by non-employees for the purchase of 3,527 shares of common stock.

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

Restricted Common Stock

The Company has granted restricted common stock with time-based vesting conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder. These restrictions lapse according to the time-based vesting conditions of each award. The following table summarizes the Company’s restricted common stock activity since December 31, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted common stock at December 31, 2015	153,217	$0.87
Issued	—	$—
Vested	(83,164)	$0.85
Unvested restricted common stock at December 31, 2016	70,053	$0.88

The total fair value of restricted common stock vested during the years ended December 31, 2016 and 2015 was $362 and $286, respectively.

Stock-Based Compensation

Stock-based compensation expense related to stock options and restricted common stock was classified in the consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2016	2015	2014
Research and development	$1,147	$664	$46
General and administrative	2,220	669	40
	$3,367	$1,333	$86

As of December 31, 2016, total unrecognized compensation cost related to the unvested awards was $7,930, which is expected to be recognized over a weighted average period of 2.6 years.

12. Income Taxes

During the years ended December 31, 2016 and 2015, the Company recorded no income tax benefits for the net operating losses incurred in each year or interim period, due to its uncertainty of realizing a benefit from those items. All of the Company's losses before income taxes were generated in the United States.

A reconciliation of U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Federal statutory income tax rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(5.1)	(5.1)	(5.2)
Tax credits	(6.0)	(2.6)	(4.1)
Nondeductible expenses paid in common stock	2.0	0.9	0.3
Change in deferred tax asset valuation allowance	43.1	40.8	43.0
Effective income tax rate	0.0%	0.0%	0.0%

Net deferred tax assets as of December 31, 2016 and 2015 consisted of the following:

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$28,705	$9,808
Deferred revenue	6,806	8,055
Tax credit carryforwards	4,410	1,480
Capitalized start-up costs and other	907	193
Intangible Assets	1,071	1,150
Total deferred tax assets	41,899	20,686
Deferred tax liabilities:
Depreciation and amortization	(373)	(277)
Total deferred tax liabilities	(373)	(277)
Valuation allowance	(41,526)	(20,409)
Net deferred tax assets	$—	$—

As of December 31, 2016, the Company had net operating loss carryforwards for federal and state income tax purposes of $73,099 and $73,498, respectively, which begin to expire in 2033. The Company also had an additional $74 of federal and state net operating losses not reflected above that were attributable to stock option exercises, which will be recorded as an increase in additional paid-in capital once they are realized in accordance with accounting for stock-based compensation awards. As of December 31, 2016, the Company also had available research and development and orphan drug tax credit carryforwards for federal and state income tax purposes of $3,785 and $625 respectively, which begin to expire in 2033 and 2029, respectively. Utilization of the net operating loss carryforwards and research and development and orphan drug tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income.

Utilization of the net operating loss carryforwards and research and development and orphan drug tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards or research and development and orphan drug tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company's stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development and orphan drug tax credit carryforwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company's history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2016, 2015 and 2014. Management reevaluates the positive and negative evidence at each reporting period.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2016, 2015 and 2014, related primarily to the increase in net operating loss carryforwards, capitalized research and development expenses and research and development and orphan drug tax credit carryforwards and were as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Valuation allowance at beginning of year	$(20,409)	$(6,120)	$(544)
Decreases recorded as benefit to income tax provision	—	—	—
Increases recorded to income tax provision	(21,117)	(14,289)	(5,576)
Valuation allowance at end of year	$(41,526)	$(20,409)	$(6,120)

The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2016, 2015 and 2014. The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s tax years are still open under statute from 2013 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2016 and 2015, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company's statements of operations and comprehensive loss.

13. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net loss	$(49,001)	$(35,056)	$(12,968)
Accretion of convertible preferred stock to redemption value	—	(23)	(71)
Net loss attributable to common stockholders	$(49,001)	$(35,079)	$(13,039)
Denominator:
Weighted average common shares outstanding — basic and diluted	24,801,610	8,138,629	3,977,274
Less: Weighted average shares of unvested restricted common stock outstanding	(114,277)	(188,959)	(366,682)
Weighted average common shares outstanding used in calculating net loss per share attributable to common stockholders — basic and diluted	24,915,887	7,949,670	3,610,592
Net loss per share attributable to common stockholders — basic and diluted	$(1.97)	$(4.41)	$(3.61)

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

	December 31,
	2016	2015	2014
Convertible preferred stock (as converted to common stock)	—	—	3,421,142
Options to purchase common stock	4,185,699	3,097,022	1,104,172
Unvested restricted common stock	70,053	153,217	210,287
Warrant for the purchase of common stock	—	—	11,973
	4,255,752	3,250,239	4,747,574

14. Commitments and Contingencies

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

In March 2015, the Company entered into a second equipment-collateralized irrevocable standby letter of credit (see Note 5) in the amount of $92, naming the landlord as beneficiary, which replaced the security deposits paid by the Company in March 2014. In April 2015, the security deposits of $88 were returned to the Company.

As amended, required lease payments include base rent of $53 per month through March 2015, which increases to $62 per month over the course of the amended lease through January 2018.

In November 2015, the Company entered into an operating lease agreement with ARE-MA Region No. 20, LLC (“ARE”) for approximately 17,600 square feet of laboratory and office space located at 19 Presidential Way, Woburn, Massachusetts. The lease commenced upon substantial completion of building improvements on April 1, 2016 and continues for a term of 5 years. Annual rent under the lease, exclusive of operating expenses and real estate taxes, will be $342 for the first year, with annual increases of $1.00 per square foot each year thereafter. Under the terms of the lease, ARE contributed $35.00 per rentable square foot of tenant improvement allowances, which was included in the base rent set forth in the lease. The ARE lease contains customary provisions allowing ARE to terminate our lease should the Company fail to remedy any breach of our obligations within specified time periods, or upon our bankruptcy or insolvency.

The Company recognizes rent expense on a straight-line basis over the lease period and has recorded deferred rent for rent expense incurred but not yet paid. The Company recorded rent expense of $960, $734 and $227 during the years ended December 31, 2016, 2015 and 2014, respectively.

The following table summarizes the future minimum lease payments under the Cambridge and Woburn operating leases:

Year Ending December 31,
2017	1,205
2018	550
2019	505
2020	523
2021	132
Total	$2,915

The Company is further responsible for its pro rata share of operating expenses, real estate taxes and utilities of the facilities housing the leased office and laboratory space.

License Agreements

The Company has entered into license agreements with REGENX and the University of Pennsylvania under which it is obligated to make contingent payments (see Note 8).

Research and Development Agreement

In June 2015, the Company entered into a three-year cooperative research and development agreement with the Eunice Kennedy Shriver National Institute of Child Health and Human Development, an institute of the U.S. National Institutes of Health, to conduct on behalf of the Company a non-clinical study to investigate the effectiveness of a potential gene therapy treatment for patients with GSDIa. Under the agreement, as amended in November 2016, the Company is obligated to make noncancelable research funding payments of $244 for the first year and $300 annually for the remaining two years, for total aggregate payments of $844.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2016.

15. 401(k) Savings Plan

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

16. Quarterly Financial Data (Unaudited)

The following tables present quarterly consolidated statement of operations data for fiscal 2016 and 2015. The below data is unaudited but, in our opinion, reflects all adjustments necessary for a fair presentation of this data in accordance with GAAP.

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(unaudited)
Revenue	$2,206	$2,371	$2,762	$4,132
Operating expenses	11,746	14,476	17,101	17,198
Net loss attributable to common stockholders	$(9,512)	$(12,099)	$(14,365)	$(13,027)
Net loss per share attributable to common stockholders — basic and diluted	$(0.38)	$(0.49)	$(0.58)	$(0.52)
Weighted average shares outstanding — basic and diluted	24,851,933	24,899,479	24,930,348	24,960,899

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(unaudited)
Revenue	$1,594	$1,742	$2,061	$2,352
Operating expenses	6,959	11,688	12,706	11,361
Net loss attributable to common stockholders	$(5,408)	$(9,976)	$(10,667)	$(9,028)
Net loss per share attributable to common stockholders — basic and diluted	$(1.40)	$(2.57)	$(2.73)	$(0.45)
Weighted average shares outstanding — basic and diluted	3,853,262	3,881,288	3,907,196	20,023,659