Form 10-Q
period 2017-03-31
Dimension Therapeutics, Inc.
filed 2017-05-10
CIK 1592288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a small reporting company)	Small reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

The number of shares of Registrant’s Common Stock outstanding as of May 3, 2017 was 25,043,506.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, strategy and plans and our expectations for future operations, are forward- looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate,” “believe,” “contemplates,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “likely,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “will,” “would,” “seek,” “should,” “target,” or the negative version of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, assumptions and other important factors, including those described in the section titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Quarterly Report on Form 10-Q and Annual Report on Form 10-K for the fiscal year ended on December 31, 2016. In light of these risks, uncertainties, assumptions and other factors, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K for the fiscal year ended on December 31, 2016 may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Forward-looking statements include, but are not limited to, statements about:

•

the timing, progress and results of preclinical studies and clinical trials for our DTX301, DTX401, DTX501, DTX701, DTX601, and DTX201 programs and product candidates and our other product candidates, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the initial or final results of the trials will become available, and the status of our research and development programs;

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

DIMENSION THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$24,037	$30,234
Marketable securities	35,107	47,715
Accounts receivable	2,365	1,885
Prepaid expenses and other current assets	8,630	5,484
Total current assets	70,139	85,318
Property and equipment, net	7,883	8,402
Deferred offering costs	205	145
Total assets	$78,227	$93,865
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,411	$2,368
Accrued expenses and other current liabilities	4,298	7,247
Deferred revenue	9,184	8,663
Notes payable	2,500	2,361
Total current liabilities	17,393	20,639
Deferred revenue, net of current portion	9,339	8,663
Notes payable, net of discount and current portion	3,584	4,169
Other liabilities	422	453
Total liabilities	30,738	33,924
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at March 31, 2017 and December 31, 2016; zero shares issued or outstanding at March 31, 2017 and December 31, 2016.	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized as of March 31, 2017 and December 31, 2016; 25,043,506 shares issued and outstanding as of March 31, 2017 and December 31, 2016.	2	2
Additional paid-in capital	161,225	160,185
Accumulated deficit	(113,687)	(100,195)
Accumulated other comprehensive loss	(51)	(51)
Total stockholders’ equity	47,489	59,941
Total liabilities and stockholders’ equity	$78,227	$93,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIMENSION THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenue	$3,618	$2,206
Operating expenses:
Research and development	13,714	8,805
General and administrative	3,432	2,941
Total operating expenses	17,146	11,746
Loss from operations	(13,528)	(9,540)
Interest income, net	36	28
Net loss	$(13,492)	$(9,512)
Net loss per share — basic and diluted	$(0.54)	$(0.38)
Weighted average common shares outstanding — basic and diluted	24,981,678	24,851,933
Comprehensive loss:
Net loss	$(13,492)	$(9,512)
Other comprehensive loss:
Unrealized loss on marketable securities	(51)	—
Total other comprehensive loss	(51)	—
Total comprehensive loss	$(13,543)	$(9,512)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIMENSION THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(13,492)	$(9,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	543	216
Stock-based compensation expense	1,040	533
Non-cash interest expense	45	2
Amortization of premium on marketable securities	8	—
Changes in operating assets and liabilities:
Accounts receivable	(480)	(1,121)
Prepaid expenses and other current assets	(3,146)	96
Accounts payable	(957)	424
Accrued expenses and other current liabilities	(2,949)	(1,040)
Deferred revenue	1,197	1,074
Other liabilities	(31)	(10)
Net cash used in operating activities	(18,222)	(9,338)
Cash flows from investing activities:
Sales and maturities of marketable securities	12,600	—
Purchases of property and equipment	(24)	(544)
Net cash provided (used) in investing activities	12,576	(544)
Cash flows from financing activities:
Proceeds from exercise of common stock options	—	7
Repayment of notes payable	(491)	(145)
Payments of offering costs	(60)	—
Net cash used by financing activities	(551)	(138)
Net decrease in cash and cash equivalents	(6,197)	(10,020)
Cash and cash equivalents at beginning of period	30,234	127,047
Cash and cash equivalents at end of period	$24,037	$117,027
Supplemental disclosure of cash flow information:
Interest paid	$52	$26
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable, accrued expenses and other liabilities	$20	$2,578
Public offering costs included in accounts payable and accrued expenses	$10	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIMENSION THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts) (Unaudited)

1.	Nature of the Business and Basis of Presentation

Dimension Therapeutics, Inc. (the “Company”) was incorporated in Delaware on June 20, 2013. The Company is a leader in discovering and developing new therapeutic products for people living with devastating rare and metabolic diseases associated with the liver, based on the most advanced, mammalian adeno-associated virus (AAV) gene delivery technology. The liver is a vital organ that plays an important role in human metabolism and key physiologic functions, and is the target organ for our initial programs: OTC deficiency, GSDIa, phenylketonuria, Wilson disease, citrullinemia type I, and hemophilia A.

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

In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of March 31, 2017, the Company had an accumulated deficit of $113,687.  During the three months ended March 31, 2017, the Company incurred a loss of $13,492 and used $18,222 of cash in operations.  The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash, cash equivalents and marketable securities of $59,144 at March 31, 2017, together with the receipt of contingent payments expected to be received in connection with our collaboration with Bayer, including reimbursements and $15,000 in milestones, and cost management initiatives, will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from issuance of the financial statements.  If the Company does not obtain the milestone payments, the Company would be forced to delay, reduce or eliminate certain research and development programs, reduce or eliminate discretionary operating expenses, delay product portfolio expansion, which could adversely affect its business prospects. In addition, the Company will seek additional funding through public or private financings, debt financing, collaboration agreements or government grants. The inability to obtain funding, as and when needed, would have a negative impact on the Company’s financial condition and ability to pursue its business strategies.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent in all material respects with those presented in Note 2 to the financial statements included on the Annual Report on Form 10-K for the fiscal year ended on December 31, 2016.

Unaudited Interim Financial Information

The condensed consolidated balance sheets at December 31, 2016 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying condensed consolidated balance sheets as of March 31, 2017, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2017 and 2016 and the condensed consolidated statement of cash flows for the three months ended March 31, 2017 and 2016 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2017, the results of its operations for the three months ended March 31, 2017 and 2016, and its statement of cash flows for the three months ended March 31, 2017 and 2016. The financial data and other information disclosed in the notes related to the three months ended March 31, 2017 and 2016 are unaudited. The results for the three months ended March 31, 2017 and 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2017, any other interim periods, or any future year or period.

The unaudited interim financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment awards including income tax consequences, classification of awards as either equity or liabilities and classification within the statement of cash flows. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016. The Company adopted ASU 2016-09 during the quarter January 1, 2017, at which time it changed its accounting policy to account for forfeitures as they occur. The change was applied on a modified retrospective basis and did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In March 2017 the FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This new standard amends the amortization period for certain purchased callable debt securities held at a premium by shortening the amortization period for the premium to the earliest call date. The new standard will be effective for us on January 1, 2019. The Company is in the process of evaluating the impact of this new guidance.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of
	March 31, 2017 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$24,037	$—	$—	$24,037
Total cash equivalents	24,037	—	—	24,037
Marketable securities:
Commercial paper	—	6,744	—	6,744
Corporate bonds	—	13,641	—	13,641
U.S. government securities	—	14,722	—	14,722
Total marketable securities	—	35,107	—	35,107
Total cash equivalents and marketable securities	$24,037	$35,107	$—	$59,144

	Fair Value Measurements as of
	December 31, 2016
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$22,988	$—	$—	$22,988
U.S. government securities	—	7,246	—	7,246
Total cash equivalents	22,988	7,246	—	30,234
Marketable securities:
Commercial paper	—	15,814	—	15,814
Corporate Bonds	—	13,671	—	13,671
U.S. government securities	—	18,230	—	18,230
Total marketable securities	—	47,715	—	47,715
Total cash equivalents and marketable securities	$22,988	$54,961	$—	$77,949

During the three months ended March 31, 2017 and the year ended December 31, 2016, there were no transfers between Level 1 and Level 2.

The carrying amounts reflected in the condensed consolidated balance sheets for accounts payable and accrued expenses approximate fair value due to their short-term maturities.  The carrying value of the Company’s outstanding notes payable approximates fair value (a Level 2 fair value measurement), reflecting interest rates currently available to the Company.

Marketable Securities

The following tables summarize the Company’s marketable securities as of March 31, 2017 and December 31, 2016:

	Fair Value Measurements as of
	March 31, 2017 using:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Assets:
Commercial paper (due within 1 year)	$6,744	$—	$—	$6,744
Corporate Bonds (due within 1 year)	$13,657	$—	$(16)	$13,641
U.S. government securities (due within 1 year)	14,755	—	(33)	14,722
	$35,156	$—	$(49)	$35,107

	Fair Value Measurements as of
	December 31, 2016 using:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Assets:
Commercial paper (due within 1 year)	$15,814	$—	$—	$15,814
Corporate Bonds (due within 1 year)	$9,182	$—	$(10)	$9,172
U.S. government securities (due within 1 year)	7,002	—	—	7,002
Corporate Bonds (due after 1 year through 2 years)	4,512	—	(12)	4,500
U.S. government securities (due after 1 year through 2 years)	11,256	—	(29)	11,227
	$47,766	$—	$(51)	$47,715

4.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2017	2016
External research and development services	$2,742	$4,409
Payroll and payroll related costs	759	2,234
Professional services	571	433
Other	226	171
	$4,298	$7,247

5.	Notes Payable

Through March 31, 2017, we had borrowed a total of $7,551 available under the loan and security agreement, as amended. During the three months ended March 31, 2017, we made $491 of scheduled principal repayments. In addition, the Company accrues the related total final payments due of $348 to outstanding debt by charges to interest expense using the effective-interest method from the date of issuance through the maturity date.

As of March 31, 2017 and December 31, 2016, notes payable consist of the following:

	March 31,	December 31,
	2017	2016
Notes payable	$5,987	$6,478
Less: current portion	(2,500)	(2,361)
Notes payable, net of current portion	3,487	4,117
Debt discount, net of accretion	(25)	(30)
Accretion related to final payment	122	82
Notes payable, net of discount, long term	$3,584	$4,169

Estimated future principal payments due under the loan and security agreement with Silicon Valley Bank (“SVB”) as of March 31, 2017 are as follows:

2017 (remainder of year)	$1,888
2018	2,123
2019	1,838
2020	138
Total	$5,987

During the three months ended March 31, 2017 and 2016, the Company recognized $115 and $20, respectively, of interest expense related to the loan and security agreement with SVB.

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

The Company determined that the deliverables under its agreement with Bayer include (i) research services to be provided over the research term, (ii) a development and commercialization license and (iii) the Company’s participation in a Joint Steering Committee (“JSC”) and a Joint Research and Development Committee (“JRDC”) to be provided over the research term. The Company determined that the development and commercialization license and involvement in the JSC and the JRDC do not have standalone value to Bayer and, therefore, are not separable from the delivery of the research services. Therefore, all deliverables under the agreement have been combined and accounted for as a single unit of accounting. Accordingly, the upfront license payment and research payments are being recognized by the Company as revenue on a straight-line basis over the estimated performance period, which approximates the 54-month research term of the agreement with Bayer that commenced in June 2014. As future research payments are earned, the Company will recognize as revenue the portion of payments equal to the percentage of the elapsed research term to the total estimated research term, with the remaining portion of consideration received being recognized over the remaining estimated performance period on a straight-line basis. The Company concluded at the outset of the arrangement that none of the future milestone payments included in the arrangement qualified as substantive milestones. Any future milestone payments will be recognized, along with the other arrangement consideration, over the remaining estimated period of performance, if any, beginning at the time a milestone payment is earned, with a cumulative catch-up being recognized for the elapsed portion of the estimated research term. As of March 31, 2017, the Company had not earned any milestone or royalty payments.

Revenue recognized under the collaboration agreement with Bayer consisted of the following:

	Three Months Ended
	March 31,
	2017	2016
Revenue:
Bayer Collaboration	$3,618	$2,206
	$3,618	$2,206

During the three months ended March 31, 2017 and 2016, research payments earned by the Company under the collaboration agreement totaled $2,365 and $1,264, respectively. As of March 31, 2017, the unbilled amount of earned research payments was $2,365. The costs incurred by the Company related to the research activities of the collaboration agreement are recorded as research and development expense in the condensed consolidated statements of operations and comprehensive loss.

As of March 31, 2017 and December 31, 2016, deferred revenue related to the collaboration agreement with Bayer totaled $18,524 and $17,326, respectively, which related to the upfront license payment, research services payments and advance payments for future research services.

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

As of March 31, 2017, the total number of shares reserved under the 2015 Plan and the 2013 Stock Option Plan was 6,890,841 and the Company had 1,270,764 shares available for future issuance under the 2015 Stock Option Plan.

The 2015 Plan provides for an annual increase, to be added on the first day of each fiscal year, by up to 4% of the Company’s issued and outstanding shares of common stock on the immediately preceding December 31. On January 1, 2017, 1,001,740 shares of common stock, representing 4% of the Company’s issued and outstanding shares of common stock as of December 31, 2016, were added to the 2015 Plan. Such shares are included in the equity plan totals specified in the paragraph above.

During the three months ended March 31, 2017, the Company granted to employees and directors no shares of restricted common stock and options to purchase 1,008,300 shares of common stock.

During the three months ended March 31, 2017, the Company did not grant to non-employees any stock-based awards.

2015 Employee Stock Purchase Plan

As of March 31, 2017, the total number of shares reserved and available under the 2015 Employee Stock Purchase Plan (“ESPP”) was 507,020. As of March 31, 2017, there was no activity under the ESPP.

The ESPP provides for an annual increase, to be added on the first day of each fiscal year starting on January 1 2017 and ending on January 2021, by the lesser of 750,000 shares of common stock, up to 1% of the Company’s issued and outstanding shares of common stock on the immediately preceding December 31, or such number of shares of common stock as determined by the Company’s board of directors or the compensation committee of the board of directors. On January 1, 2017, 250,435 shares of common stock, representing 1% of the Company’s issued and outstanding shares of common stock as of December 31, 2016, were added to the ESPP. Such shares are included in the ESPP totals specified in the paragraph above.

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2016	4,185,699	$4.26	8.4	$4,757
Granted	1,008,300	$2.00
Exercised	—	—		—
Cancelled	(53,763)	$9.88
Outstanding as of March 31, 2017	5,140,236	$3.75	8.5	$1,281
Options vested and expected to vest as of March 31, 2017	5,140,236	$3.75	8.5	$1,281
Options exercisable as of March 31, 2017	1,803,796	$3.21	8.0	$818

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock at March 31, 2017.

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2017, was $2.00 per share.

Restricted Common Stock

The Company has granted restricted common stock with time-based vesting conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder. These restrictions lapse according to the time-based vesting conditions of each award. The following table summarizes the Company’s restricted common stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted common stock at December 31, 2016	70,053	$0.88
Issued	—
Vested	(20,793)	$0.85
Unvested restricted common stock at March 31, 2017	49,260	$0.89

The total fair value of restricted common stock vested during the three months ended March 31, 2017 was $36.

Stock-Based Compensation

Stock-based compensation expense related to stock options and restricted common stock was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended
	March 31,
	2017	2016
Research and development	$380	$217
General and administrative	660	316
	$1,040	$533

As of March 31, 2017, total unrecognized compensation cost related to the unvested awards was $8,044, which is expected to be recognized over a weighted average period of 2.54 years.

8.	Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended
	March 31,
	2017	2016
Numerator:
Net loss	$(13,492)	$(9,512)
Denominator:
Weighted average common shares outstanding — basic and diluted	25,043,506	24,996,921
Less: Weighted average shares of unvested restricted common stock outstanding	(61,828)	(144,988)
Weighted average common shares outstanding used in calculating net loss per share attributable to common stockholders — basic and diluted	24,981,678	24,851,933
Net loss per share attributable to common stockholders — basic and diluted	$(0.54)	$(0.38)

The Company’s potential dilutive securities, which include stock options and unvested restricted common stock, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders are the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an antidilutive effect:

	Three Months Ended
	March 31,
	2017	2016
Options to purchase common stock	5,140,236	3,842,903
Unvested restricted common stock	49,260	132,428
	5,189,496	3,975,331

9.	Commitments and Contingencies

Leases

The Company leases office and laboratory space under an operating lease agreement, as amended, for its Cambridge, MA location with a term expiring January 2018 and an option to extend the lease for two additional years. The Company also leases office and laboratory space under an operating lease agreement for its Woburn, MA location with a term expiring March 2021 and an option to extend the lease for five additional years.

During the three months ended March 31, 2017 and 2016, the Company recognized $295 and $171 of rental expense related to office and laboratory space, respectively.

The following table summarizes the future minimum lease payments under the Cambridge and Woburn operating leases as of March 31, 2017:

Year Ending December 31,
2017 (remainder of year)	$910
2018	550
2019	505
2020	523
2021	132
Total	$2,620

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2017.

10.	Subsequent Events

Notes Payable

On April 18, 2017, the Company borrowed $276 under the Second Amendment to the loan and security agreement with SVB. No additional issuance costs were accrued. In accordance with the terms of the Second Amendment, the borrowed loan amount accrues interest at an annual rate of 3.5%. Under the loan and security agreement we are obligated to make six monthly, interest-only payments related to the borrowed amount. Thereafter, we are obligated to pay 36 monthly installments of interest and principal.  In addition, a final payment equal to 6% of the original principal amount is due on the earlier of the maturity date of the advance, acceleration of the terms of the loan, prepayment of the advance or termination of the loan and security agreement.

Operating Lease

On May 2, 2017, the Company entered into a second amendment to the lease agreement with Rivertech Associates II, LLC for its existing laboratory and office space located at 840 Memorial Drive, Cambridge, Massachusetts.  That lease was to expire in January 2018. As amended, the lease will continue for a term of two years through January 2020 with an option to further extend the lease for five additional years. As amended, required lease payments include base rent of $80 per month through January 2019, which increases to $82 per month over the course of the amended lease through January 2020.

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

Overview

We are a leader in discovering and developing new therapeutic products for people living with devastating rare and metabolic diseases associated with the liver, based on the most advanced mammalian adeno-associated virus (AAV) gene delivery technology. The liver is a vital organ that plays an important role in human metabolism and key physiologic functions, and is the target organ for our programs: ornithine transcarbamylase (OTC) deficiency, glycogen storage disease type Ia (GSDIa), phenylketonuria (PKU), Wilson disease, citrullinemia type I, and hemophilia A. We continue to advance our lead clinical program in OTC deficiency and our preclinical programs, and we retain the global rights to all of our liver-directed programs, with the exception of our hemophilia A program, which is partnered with Bayer. We have developed a robust scientific platform that brings together deep expertise in rare genetic diseases, liver biology, AAV gene therapy, pharmaceutical development, and mammalian vector manufacturing. We believe our continued development of our manufacturing processes, methods and expertise will yield the most comprehensive and leading manufacturing platform developed to date, including our next generation HeLa 2.0 platform, for AAV-based gene therapy product candidates. We believe that by leveraging the expertise created by our platform we will be able to accelerate the research and development of our pipeline of programs while continuing to discover and develop the next generation of products in this field.

Although we discontinued DTX101 for hemophilia B clinical development in May 2017, described below under the heading “Recent Development,” we continue to make progress across our portfolio, including our ongoing Phase 1/2 open-label clinical trial of DTX301 (AAV8 OTC) in OTC deficiency and our IND enabling activities for DTX401 in GSDIa and DTX201 in hemophilia A, the latter in partnership with Bayer. While we remain focused on the advancement and commercialization of AAV gene therapy products for people living with devastating rare and metabolic diseases associated with the liver, in light of this discontinuation we will be undertaking a comprehensive portfolio prioritization review process to thoroughly examine resources and the opportunities to focus efforts, which review we expect to complete by the end of the second quarter of 2017.Our pipeline consists of the following programs for the treatment of rare and metabolic diseases associated with the liver, also known as inherited metabolic disorders (IMD), and hemophilia:

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

•

DTX201 is our FVIII gene therapy program for the treatment of hemophilia A that we are developing in collaboration with Bayer, a global leader in the development and commercialization of innovative therapeutics for treating patients with hemophilia. We are responsible for the development of DTX201 under the agreement through a proof-of-concept clinical trial including all activities associated with process development and manufacturing, with reimbursement from Bayer for all project costs in accordance with the mutually agreed upon research budget. Bayer is responsible operationally and will incur the costs of the conduct of the proof-of-concept clinical trial. Upon the successful demonstration of clinical proof of concept, the agreement requires that Bayer use commercially reasonable efforts to manage and fund any subsequent clinical trials and commercialization of gene therapy products for treatment of hemophilia A. Bayer will have worldwide rights to commercialize the potential future product. We also received an upfront payment of $20.0 million and are eligible for potential development and commercialization milestone payments of up to $232.0 million, as well as royalties on product sales. The relationship with Bayer brings non-dilutive financial benefits and allows us to leverage Bayer’s significant experience in the hemophilia market. Hemophilia A is the most common form of hemophilia with approximately 140,000 patients worldwide. We selected a candidate in 2015 and initiated IND-enabling activities for DTX201 in the first quarter of 2016 to support an IND filing for DTX201 by the end of 2017. We significantly progressed the HeLa mammalian cell-based suspension platform for DTX201, locking the lab scale manufacturing process, successfully transferring the upstream process and initiating tech transfer for clinical supply at GMP, or good manufacturing practices, scale at our CMO, or contract manufacturing organization. In May and June 2016, we presented data at ASGCT, or the American Society for Gene and Cell Therapy, and EHA, or the European Hemophilia Association, respectively, demonstrating that the selection and integration of specific product components – including the capsid, enhancer, and promoter – further optimized product performance, including long-term expression of Factor VIII (FVIII). To evaluate the therapeutic response of DTX201, we plan to assess clotting factor levels and annual bleeding rates, which are two well-established measures of hemophilia A disease status.

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

Recent Development - Discontinuation of DTX101 (AAVrh10 FIX) for hemophilia B Program

On May 10, 2017, we announced our decision to discontinue development of DTX101, an investigational AAVrh10 based gene therapy product that was being developed for the treatment of moderate/severe-to-severe hemophilia B. Our decision followed the review of the emerging DTX101 Phase 1/2 clinical study data through the beginning of May 2017 and the conclusion of our management and board of directors that the data would not meet the company’s minimum target product profile for continued development or future commercialization.

This decision was communicated to investigators, study sites and regulatory authorities. We have initiated a comprehensive evaluation of the DTX101 data. While we expect this evaluation to take some time to complete, we plan to present full study findings, including results from the biomarker and immune analyses, at a future scientific conference. We remain committed to the hemophilia community, including our ongoing IND enabling activities for DTX201 in hemophilia A, in collaboration with Bayer, and all ongoing follow-up of the six patients dosed in our Phase 1/2 clinical trial of DTX101 in hemophilia B. This includes our ongoing DTX101 extension study for hemophilia B which will monitor all patients dosed for up to five years post dosing. The FDA’s Data and Safety Monitoring Committee for our DTX101 Phase 1/2 study has received regular communications and updates on the study data, including the decision to discontinue clinical development of DTX101.

We do not believe the decision to discontinue development of DTX101 will affect the ongoing Phase 1/2 clinical development of DTX301, an AAV8 based gene therapy, in OTC deficiency, or any of our other investigational AAV therapeutic programs in development. While our IMD programs are testing AAV8 vectors, the DTX101 program utilized an AAVrh10 vector. In December 2016, we presented data demonstrating that selection of capsid, a key component of AAV vectors, can impact product efficiency and, potentially, host immune responses to the vector. Systemic delivery of AAVrh10 in non-human primates resulted in higher levels of gene transfer to the primate liver than with other vectors, such as AAV5 and AAV3b. The data also indicated a difference in the ability to re-dose with AAV3b following initial dosing with AAVrh10 (versus initial dosing with AAV8), suggesting a differential immune response following systemic AAVrh10 administration that may not occur subsequent to systemic AAV8 dosing. We have ongoing studies to explore these data and potential causes for the alanine aminotransferase (ALT) changes in the patients dosed in our Phase 1/2 clinical trial of DTX101, including other immune and non-immune causes. While we remain focused on the development of our IMD programs testing AAV8 based vectors, we will be undertaking a comprehensive portfolio prioritization review, which review we expect to complete by the end of the second quarter of 2017.

Since our inception on June 20, 2013, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and developing product and technology rights, and conducting research and development activities for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date with proceeds from the sale of our equity securities and payments received in connection with our collaboration agreement with Bayer, and, to a lesser extent, through borrowings under a loan and security agreement. Through March 31, 2017, we had received net proceeds of $88.8 million from our sales of preferred stock, $64.6 million from our initial public offering, $41.7 million under the collaboration agreement with Bayer, and $7.6 million from borrowings under a loan and security agreement.

Since our inception, we have incurred significant operating losses. Our net losses were $13.5 million and $9.5 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, we had an accumulated deficit of $113.7 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses and capital requirements will increase in connection with our ongoing activities, as we:

•

pursue the preclinical and clinical development of our programs and product candidates, including DTX301, DTX401, DTX501, DTX701, DTX601, and DTX201, and maintain our ongoing DTX101 extension study for hemophilia B which will monitor all patients dosed in our recently discontinued Phase 1/2 clinical trial for up to five years post dosing;

•	seek to identify and develop additional product candidates;
•

develop and scale up our manufacturing processes and capabilities to support our ongoing preclinical activities and clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio;
•	seek marketing approvals for any of our un-partnered product candidates that successfully complete clinical development; and
•	develop and expand our sales, marketing and distribution capabilities, either on our own or in collaboration with third parties, for our product candidates for which we obtain marketing approval.

We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. If we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing and distribution. Further, we expect to continue to incur costs associated with operating as a public company.

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

As of March 31, 2017, we had cash, cash equivalents and marketable securities of $59.1 million. We believe with our existing cash, cash equivalents and marketable securities as of March 31, 2017 and reimbursements and milestones to be received in connection with our collaboration agreement with Bayer and borrowing capacity under our loan and security agreement with SVB, will enable us to fund our operating expenses and capital expenditure requirements through mid-2018. See “— Liquidity and Capital Resources.”

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

The deliverables under our agreement with Bayer include (1) research services to be provided over the research term, (2) a development and commercialization license and (3) our participation in a Joint Steering Committee, or JSC, and a Joint Research and Development Committee, or JRDC, to be provided over the research term. We determined that the development and commercialization license and involvement in the JSC and the JRDC do not have standalone value to Bayer and, therefore, are not separable from the delivery of the research services. Therefore, all deliverables under the agreement have been combined and accounted for as a single unit of accounting. Accordingly, the upfront license payment and research payments are being recognized by us as revenue on a straight-line basis over the estimated performance period, which approximates the 54-month research term of the agreement with Bayer that commenced in June 2014. As future research payments are earned, we will recognize as revenue the portion of payments equal to the percentage of the elapsed research term to the total estimated research term, with the remaining portion of consideration received being recognized over the remaining estimated performance period on a straight-line basis. We concluded at the outset of the arrangement that none of the future milestone payments included in the arrangement qualified as substantive milestones. Any future milestone payments will be recognized, along with the other arrangement consideration, over the remaining estimated period of performance, if any, beginning at the time a milestone payment is earned, with a cumulative catch-up being recognized for the elapsed portion of the estimated research term. As of March 31, 2017, we had not earned any milestone or royalty payments.

During the three months ended March 31, 2017 and 2016, we recognized revenue related to our collaboration agreement with Bayer as follows:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Revenue:
Bayer Collaboration	$3,618	$2,206
	$3,618	$2,206

During the three months ended March 31, 2017 and 2016, research payments earned by the Company under the collaboration agreement totaled $2.4 million and $1.3 million, respectively. As of March 31, 2017, the unbilled amount of earned research payments was $2.4 million. As of March 31, 2017, we had short-term and long-term deferred revenue of $9.2 million and $9.3 million, respectively, related to our collaboration agreement with Bayer.

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

Our direct research and development expenses are tracked on a program-by-program basis and consist primarily of external costs such as fees paid to academic collaborators, CMOs, CROs and central laboratories in connection with our preclinical development, process development, manufacturing and clinical development activities. We do not allocate employee costs or facility expenses, including depreciation or other indirect costs, to specific product development programs because these costs are deployed across multiple product development programs and, as such, are not separately classified. We use internal resources primarily to conduct our internal process discovery and development, as well as for managing our preclinical development, process development and clinical development activities. These employees work across multiple development programs and, therefore, we do not track their costs by program.

The table below summarizes our research and development expenses incurred by development program:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
DTX101	$1,176	$2,366
DTX201	1,078	361
DTX301	2,147	1,311
DTX401	2,604	219
Other research and development programs	632	208
Unallocated expenses	6,077	4,340
Total research and development expenses	$13,714	$8,805

We expect that our expenses will increase in connection with our planned preclinical manufacturing and clinical development activities in the near term. This includes all ongoing follow-up of the six patients dosed in our recently discontinued Phase 1/2 clinical trial of DTX101 in hemophilia B and our ongoing extension study which will monitor all patients dosed for up to five years post dosing. At this time, we cannot reasonably estimate the costs for completing the preclinical and clinical development of any of our product candidates.

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

Critical Accounting Policies and Significant Judgments and Estimates

The accounting policies followed in the preparation of our interim condensed consolidated financial statements appearing at the beginning of this Quarterly Report on Form 10-Q are consistent in all material respects with those included in the Company’s Annual

Report on the Form 10-K for the fiscal year ended on December 31, 2016 and Note 2 in our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

The following table summarizes our results of operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,		Increase
	2017	2016	(Decrease)
	(in thousands)
Revenue	$3,618	$2,206	$1,412
Operating expenses:
Research and development	13,714	8,805	4,909
General and administrative	3,432	2,941	491
Total operating expenses	17,146	11,746	5,400
Loss from operations	(13,528)	(9,540)	(3,988)
Interest income (expense), net	36	28	8
Net loss	$(13,492)	$(9,512)	$(3,980)

Revenue

We generate revenue from our collaboration agreement with Bayer and recognized $3.6 million of revenue for the three months ended March 31, 2017 and $2.2 million for three months ended March 31, 2016. The $1.4 million increase was due to services performed in connection with our performance obligations under the collaboration agreement with Bayer. Amounts recorded as deferred revenue under the collaboration agreement with Bayer totaled $18.5 million as of March 31, 2017 and $17.3 million as of December 31, 2016.

Research and Development Expenses

	Three Months Ended
	March 31,		Increase
	2017	2016	(Decrease)
	(in thousands)
Direct research and development expenses by program:
DTX101	$1,176	$2,366	$(1,190)
DTX201	1,078	361	717
DTX301	2,147	1,311	836
DTX401	2,604	219	2,385
Other research and development programs	632	208	424
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	3,508	2,229	1,279
Services	759	750	9
Facility related	548	285	263
Lab consumables and other	1,262	1,076	186
Total research and development expenses	$13,714	$8,805	$4,909

Research and development expenses were $13.7 million for the three months ended March 31, 2017, compared to $8.8 million for the three months ended March 31, 2016. The increase of $4.9 million was due primarily to the increase of $2.4 million in DTX401 manufacturing expenses, $1.7 million of unallocated research and development expenses, $0.8 million in DTX301 clinical expenses as we transition from preclinical development to our Phase 1/2 clinical trial, and $0.7 million in DTX201 manufacturing expenses, offset by a decrease of $1.2 million in DTX101 manufacturing expenses. The increase of $1.7 million in unallocated research and development expenses was primarily due to:

•	$1.3 million increase in personnel-related costs (including $0.2 million stock-based compensation) as a result of hiring additional full-time employees to support the growth in our operations; and
•	$0.3 million increase in facility related expenses primarily related to the occupancy of our Woburn, MA facility in 2016 to support the growth in our operations.

General and Administrative Expenses

	Three Months Ended
	March 31,		Increase
	2017	2016	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$1,820	$1,421	$399
Professional fees	1,205	1,181	24
Facility related	150	106	44
Other	257	233	24
Total general and administrative expenses	$3,432	$2,941	$491

General and administrative expenses were $3.4 million for the three months ended March 31, 2017, compared to $2.9 million for the three months ended March 31, 2016. The increase of $0.5 million was primarily due to an increase of $0.3 million in stock-based compensation.

Interest Income (Expense), net

Our interest income (expense), net consisted of interest earned on our cash equivalents and marketable securities as well as interest expense incurred on borrowings at various dates under our loan and security agreement entered into with SVB in August 2014, as last amended in February 2016. We recorded $36 thousand of interest income, net of $100 thousand of interest expense, for the three months ended March 31, 2017, compared to $28 thousand of interest income, net of $21 thousand of interest expense, for the three months ended March 31, 2016.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have generated revenue to date only from our collaboration agreement with Bayer. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any product for several years, if at all. We have funded our operations to date with proceeds from the sale of our equity securities and payments received in connection with our collaboration agreement with Bayer, and, to a lesser extent, through borrowings under a loan and security agreement, as amended, that we entered into with SVB in August 2014. Through March 31, 2017, we had received net proceeds of $88.8 million from our sales of preferred stock, $64.6 million from our IPO, $41.7 million under the collaboration agreement with Bayer, and $7.6 million from borrowings under a loan and security agreement.

As of March 31, 2017, we had cash, cash equivalents and marketable securities totaling $59.1 million. We invest our cash in money market funds, U.S. government securities, corporate bonds, and commercial paper, with the primary objectives to preserve principal, provide liquidity and maximize income without significantly increasing risk.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Cash used in operating activities	$(18,222)	$(9,338)
Cash provided by (used in) in investing activities	12,576	(544)
Cash used in financing activities	(551)	(138)
Net (decrease) increase in cash and cash equivalents	$(6,197)	$(10,020)

Operating activities. During the three months ended March 31, 2017, operating activities used $18.2 million of cash, resulting from our net loss of $13.5 million, partially offset by non-cash charges of $1.6 million and cash used by changes in our operating assets and liabilities of $6.4 million. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2017 consisted primarily of a $0.5 million increase in accounts receivable, a $3.1 million increase in prepaid expense, $1.0 million decrease in accounts payable, and a $2.9 decrease in accrued expenses. These changes were primarily offset by a $1.2 million increase in deferred revenue.

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

Investing activities. During the three months ended March 31, 2017, net cash provided by investing activities $12.6 million of cash in investing activities, consisting primarily of sales and maturities of marketable securities of $12.6 million.

During the three months ended March 31, 2016, investing activities used $0.5 million of cash in investing activities, consisting primarily of purchases of property and equipment.

Financing activities. During the three months ended March 31, 2017, financing activities used $0.6 million, consisting primarily of repayment of notes payable of $0.5 million.

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

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates in development, including as we:

•

pursue the preclinical and clinical development of our most advanced programs and product candidates, includingDTX201, DTX301 and DTX401, and maintain our ongoing DTX101 extension study for hemophilia B which will monitor all patients dosed in our recently discontinued Phase 1/2 clinical trial for up to five years post dosing;

•	continue the research and development of our other product candidates;
•	seek to identify and develop additional product candidates;
•

scale up our manufacturing processes and capabilities to support our ongoing preclinical activities and clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio;

•	seek marketing approvals for any of our product candidates that successfully complete clinical development; and
•	develop and expand our sales, marketing and distribution capabilities for our product candidates for which we obtain marketing approval.

As of March 31, 2017, we had cash, cash equivalents and marketable securities totaling $59.1 million. We expect that our existing cash, cash equivalents and marketable securities, payments received in connection with our collaboration agreement with Bayer and borrowing capacity under our loan and security agreement with SVB, will enable us to fund our operating expenses and capital expenditure requirements through mid-2018. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Loan and Security Agreement

In August 2014, we entered into a loan and security agreement with Silicon Valley Bank (“SVB”), which provided for advances under an equipment line of up to $1.8 million. Through March 31, 2017, we had borrowed $1.8 million available under the loan and security agreement and had made $0.3 million of scheduled principal repayments. Under the loan and security agreement, for each advance under the equipment line, we are obligated to make six monthly, interest-only payments. Thereafter, we are obligated to pay 36 monthly installments of interest and principal. Outstanding principal under the loan and security agreement accrue interest at an annual rate of 5.5%, which was determined on the date of each drawdown.

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

In February 2016, we entered into a second amendment to the loan and security agreement with SVB. Under the second amendment, we may borrow an aggregate principal amount of up to $7.0 million for certain equipment purchases. Through March 31, 2017, we had borrowed $5.8 million under second amendment of our loan and security agreement and made no scheduled principal payments. Under the loan and security agreement, for each advance under the equipment line, we are obligated to make six monthly, interest-only payments. Thereafter, we are obligated to pay 36 monthly installments of interest and principal. Outstanding principal under the advances of the second amendment to the loan and security agreement accrue interest at an annual rate of 3.0%, which was determined on the date of each drawdown. In addition, the Company is required to make an additional final payment equal to 6% of the original principal amount of each advance due on the earliest to occur of the maturity date of the advance, acceleration of the terms of the loan, prepayment of the advance or termination of the loan and security agreement. As of March 31, 2017, the Company accrues the related total final payments due of $0.3 million to outstanding debt by charges to interest expense using the effective-interest method from the date of issuance through the maturity date.

Through March 31, 2017, we had borrowed a total of $7.6 million available under the loan and security agreement, as amended, and had made $1.6 million of scheduled principal repayments. Borrowings under the loan and security agreement are secured by substantially all of our assets, except for our intellectual property. There are no financial covenants associated with the loan and security agreement. There are negative covenants restricting our activities, such as disposing of our business or certain assets, changing our business, management, ownership or business locations, incurring additional debt or liens or making payments on other debt, making certain investments and declaring dividends, acquiring or merging with another entity, engaging in transactions with affiliates or encumbering intellectual property. The obligations under the loan and security agreement are subject to acceleration upon occurrence of specified events of default, including a material adverse change in our business, operations or financial or other condition.

Contractual Obligations and Commitments

On May 2, 2017, the Company entered into a second amendment to the lease agreement with Rivertech Associates II, LLC for its existing laboratory and office space located at 840 Memorial Drive, Cambridge, Massachusetts. That lease was to expire in January 2018. As amended, the lease will continue for a term of two years through January 2020 with an option to further extend the lease for five additional years. The Company will make annual base rent payments of $0.9 million and $1.0 million in the first and second years, respectively, of the extended lease term. The Company is further responsible for its pro rata share of operating expenses, real estate taxes and utilities of the facilities housing the leased office and laboratory space.

Other than the above, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC on March 9, 2017.

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

We had cash, cash equivalents and marketable securities of approximately $59.1 million at March 31, 2017. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash, cash equivalents and marketable securities and the conservative nature of our investments, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We do not own any foreign currency or other derivative financial instruments.

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

Based on this evaluation, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2017, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. We are not currently a party to any material legal proceedings.

Item 1A.	Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, together with all other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, before investing in our common stock. Any of the risk factors we describe below could adversely affect our business, financial condition or results of operations. The market price of our common stock could decline if one or more of these risks or uncertainties actually occur, causing you to lose all or part of the money you paid to buy our common stock. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business. Certain statements below are forward-looking statements. See “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q for the three months ended March 31, 2017.

Risks Related to Product Development and Regulatory Approval

We are very early in our development efforts. One product candidate, DTX301 for OTC deficiency, entered Phase 1/2 clinical development in December 2016, and the rest of our product candidates are still in preclinical development. If we are unable to advance our product candidates to and through clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We have invested substantially all of our efforts and financial resources in the identification, clinical and preclinical development of our current and future product candidates, DTX301 for ornithine transcarbamylase, or OTC, deficiency, DTX401 for glycogen storage disease type Ia, or GSDIa, DTX501 for phenylketonuria, or PKU, DTX701 for Wilson disease, DTX601 for citrullinemia type I, and DTX201 for hemophilia A, as well as our recently discontinued Phase 1/2 clinical trial of DTX101 in hemophilia B. We are very early in our development efforts with one product candidate in Phase 1/2 clinical development and the rest of our product candidates are still in preclinical development. In 2016, we completed product candidate selection for our DTX401 and DTX201 programs. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product and we may never be able to develop or commercialize a marketable product.

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

If there is a public RAC review, the receipt of the final recommendation letter concludes the protocol registration process and then oversight body, or bodies, approval can be issued. While the RAC completed its initial public review for DTX301, approving the protocol and issuing written recommendations, the RAC will continue to review DTX301, and may recommend additional public reviews in the future with respect to DTX301 or any of our other product candidates. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause FDA or other oversight bodies to change the requirements for approval of any of our product candidates. Similarly, the EMA governs the development of gene therapies in the European Union and may issue new guidelines concerning the development and marketing authorization for gene therapy products and require that we comply with these new guidelines.

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

We have focused our research and development efforts to date on our ongoing Phase 1/2 open-label clinical trial of DTX301 for OTC deficiency, which was initiated in December 2016, as well as our recently discontinued Phase 1/2 clinical trial of DTX101 in hemophilia B, and on our gene therapy platform, identifying our targeted disease indications and our initial product candidates, and our future success depends on our successful development of viable AAV, gene therapy product candidates. These product candidates are based on a relatively new technology that has been exposed to a limited number of patients in the clinic, which makes it difficult to predict the time and cost of development.

In addition to our Phase 1/2 clinical trial of DTX301, we have initiated, completed, or are completing IND-enabling activities on several of our other programs. Commencing each of these clinical trials is subject to acceptance by FDA of our IND and finalizing the trial design based on discussions with FDA and other regulatory authorities. In the event that FDA requires us to complete additional preclinical studies or we are required to satisfy other FDA requests, the start of subsequent clinical trials of DTX301 or our other product candidates may be delayed. Even after we receive and incorporate guidance from these regulatory authorities, FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or change their position on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or impose stricter approval conditions than we currently expect. Successful completion of our clinical trials is a prerequisite to submitting a biologics license application, or BLA, to FDA and a marketing authorization application, or MAA, to the EMA for each product candidate and, consequently, to obtaining approval and initiating commercial marketing of our current and future product candidates. We do not know whether any of our clinical trials will begin or be completed on schedule, if at all.

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

•

our third-party contractors, who we utilize for screening patients for neutralizing antibodies prior to enrollment in our ongoing Phase 1/2 open-label clinical trial of DTX301, and future clinical trials with DTX401, DTX601, DTX501, DTX701, DTX201, and all future product candidates, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;

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

We could encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the institutions in which such trials are being conducted, the Data Safety Monitoring Board, or DSMB, for such trial or FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects that arise in our trial or that occur in other gene therapy trials utilizing AAV vectors sponsored by third parties, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, FDA may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials.. Any delays in our preclinical or future clinical development programs may harm our business, financial condition and prospects significantly.

Our transition from HEK293 to a HeLa platform may require comparability studies, which may result in delays to the approval process for our current or future programs and increased costs resulting from additional preclinical trials.

We have conducted some of our preclinical evaluations with viral vectors produced on adherent and suspension platforms utilizing human embryonic kidney 293, or HEK293, cells. We are conducting our Phase 1/2 trial of DTX301, and plan to conduct our Phase 1/2 trials of DTX401, and potentially other programs using viral vectors produced on the HEK293 platform. For Phase 3 studies and commercial production of each of our product candidates, we plan to use an immortal cell line used in scientific research known as HeLa. HeLa is the oldest and most commonly used human cell line. Even if we successfully complete our planned preclinical studies and clinical trials using vectors produced on our adherent and suspension HEK293 platforms, FDA or other regulatory authorities may require a clinical bridge study, or comparability study, showing comparability of vectors produced on the HeLa platform prior to commencing Phase 3 trials of DTX301, DTX401, DTX501, DTX701, and DTX601 delaying the development process.  If we make manufacturing or formulation changes to our product candidates in the future, we may need to conduct additional preclinical studies to bridge our modified product candidates to earlier versions. If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

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

As with many pharmaceutical and biological products, treatment with our product candidates may produce undesirable side effects or adverse reactions or events. Although preclinical safety and biodistribution testing conducted on AAV vectors and data from previous clinical trials of other AAV vectors suggest that our AAV capsids may be well tolerated, known adverse side effects that could result from treatment with AAV vectors include an immunologic reaction to the capsid protein or gene at early time points after administration. . For example, in our recently discontinued Phase 1/2 clinical trial of DTX101 in hemophilia B, we observed elevated laboratory ALTs.  In previous clinical trials involving AAV viral vectors for gene therapy, some subjects experienced adverse events, including the development of a T-cell mediated immune response against the vector capsid proteins. If our vectors demonstrate a similar effect, or other adverse events, we may be required to halt or delay further clinical development of our product candidates. In addition, theoretical adverse side effects of AAV vectors include replication and spread of the virus to other parts of the body and insertional oncogenesis, which is the process whereby the insertion of a gene near a gene that is important in cell growth or division results in uncontrolled cell division, which could potentially enhance the risk of malignant transformation or cancer. Potential procedure-related events are similar to those associated with standard coronary diagnostic procedures, and may include vascular injury (e.g., damage to the femoral, radial, or brachial arteries at the site of vascular access, or damage to the coronary arteries) or myocardial injury. If any such adverse events occur, our clinical trials could be suspended or terminated and FDA, the EMA or other foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The product-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

Genetically defined diseases may have relatively low prevalence and it may be difficult to identify patients with the disease, which together with other factors have in the past and may in the future lead to delays in enrollment for our trials.

Genetically defined diseases generally, and especially those for which our current product candidates are targeted, may have relatively low prevalence. For example, we estimate that there are approximately 10,000 patients worldwide with OTC deficiency, 8,000 of whom we estimate have late-onset OTC deficiency, which is our target population, 6,000 patients worldwide with GSDIa, approximately 2,000 worldwide patients with citrullinemia type I, more than 50,000 patients worldwide with PKU, and more than 50,000 Wilson disease patients worldwide. In addition, approximately 25% of potential patients in the United States have neutralizing antibodies that will significantly affect our product candidates’ therapeutic efficacy. As a result, we will be required to screen for, and exclude from our clinical trials, patients with neutralizing antibodies to the product candidate that is subject to the clinical trial with specific assays developed for each clinical trial. Moreover, following administration of any AAV vector, patients are likely to develop neutralizing antibodies specific to the vector administered. These could be significant obstacles to the timely recruitment and enrollment of a sufficient number of eligible patients into our trials. For example, we experienced slower than expected patient enrollment in our recently discontinued Phase 1/2 clinical trial of DTX101 and we may experience similar delays in any of our future clinical trials. Patient enrollment may be affected by other factors including:

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

We currently anticipate that we will need companion diagnostics to determine whether or not we can dose a particular patient with each of our products. We expect to use predictive biomarkers to identify the right patients for certain of our product candidates. For example, to evaluate therapeutic response of DTX301, we plan to measure ammonia levels and other biomarkers, including 13C-acetate, which are established measures of OTC deficiency disease status and ureagenesis. We cannot assure you that 13C-acetate or any other future potential biomarker will in fact prove predictive, be reliably sourced, or be accepted by the FDA or other regulatory authorities. In addition, our success may depend, in part, on the development and commercialization of companion diagnostics. We also expect the FDA will require the development and regulatory approval of a companion diagnostic assay as a condition to approval of DTX301. There has been limited success to date industrywide in developing and commercializing these types of companion diagnostics. Development and manufacturing of companion diagnostics is complex and there are limited manufacturers with the necessary expertise and capability. Even if we are able to find a qualified collaborator, it may not be able to manufacture the companion diagnostics at a cost or in quantities or on timelines necessary for use with our product candidates. To be successful, we need to address a number of scientific, technical and logistical challenges. We have not yet initiated development and commercialization of companion diagnostics. We have little experience in the development and commercialization of diagnostics and may not be successful in developing and commercializing appropriate diagnostics to pair with any of our product candidates that receive marketing approval. University of Pennsylvania School of Medicine currently conducts some of our clinical assays pursuant to a sponsored research agreement, one of which is required for our ongoing Phase 1/2 clinical trial. We intend to enter into agreements with third parties for the automation, characterization and validation, of our companion diagnostic and the manufacture of its critical reagents. However, we may be unable to enter into any such agreement on favorable terms, or at all.

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

Positive results from our preclinical studies of our product candidates, and any positive results we may obtain from our early clinical trials of our product candidates, may not necessarily be predictive of the results from required later preclinical studies and clinical trials. Similarly, even if we are able to complete our planned preclinical studies or clinical trials of our product candidates according to our current development timeline, the positive results from our preclinical studies and clinical trials of our product candidates may not be replicated in subsequent preclinical studies or clinical trial results. For instance, in our in our recently discontinued Phase 1/2 clinical trial of DTX101 in hemophilia B, we demonstrated positive results in our preclinical studies but were unable to achieve those results later in the clinical study.

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

We sought and received Fast Track Designation for DTX301 and we may seek Fast Track Designation for some of our other product candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for Fast Track Designation. FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that FDA would decide to grant it. Even though we have obtained Fast Track Designation for DTX301 and even if we receive Fast Track Designation for our other product candidates, we may not experience a faster development process, review or approval compared to non-expedited FDA review procedures. In addition, FDA may withdraw Fast Track Designation for DTX301 or any other product candidate that is granted if it believes that the designation is no longer supported by data from our clinical development program.

We have sought and received Orphan Drug Designation for DTX301 and DTX401 in the United States and Europe, and we may seek Orphan Drug Designation for some of our other product candidates and we may be unsuccessful or may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for market exclusivity.

As part of our business strategy, we have sought and received Orphan Drug Designation for DTX301 and DTX401 in the United States and Europe. We may seek Orphan Drug Designation for our other product candidates and we may be unsuccessful or unable to maintain the associated benefits. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs intended to treat relatively small patient populations as orphan drugs. Under the U.S. Orphan Drug Act, FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax credits for qualified clinical research costs, and prescription drug user-fee waivers.

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

Even though we have obtained Orphan Drug Designations for DTX301 and DTX401, and even if we obtain orphan drug exclusivity for DTX301 and other product candidates, that exclusivity may not effectively protect DTX301, DTX401 or our other product candidates from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, FDA can subsequently approve a later application for the same drug for the same condition if FDA concludes that the later drug is clinically superior in that it is shown to be safer in a substantial portion of the target populations, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if FDA later determines that the request for designation was materially defective or if we are unable to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we intend to seek Orphan Drug Designation for our other product candidates in addition to DTX301 and DTX401, we may never receive such designations. Even if we do receive such designations, there is no guarantee that we will enjoy the benefits of those designations.

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

Our projections of both the number of people who have OTC deficiency, GSDIa, PKU, Wilson disease, citrullinemia type I, and hemophilia A, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. The precise incidence and prevalence for OTC deficiency and GSDIa are unknown. By our estimate, the number of addressable patients globally with late-onset OTC deficiency is approximately 8,000, with GSDIa is approximately 6,000, citrullinemia type I approximately 2,000, PKU more than 50,000, and more than 50,000 for Wilson disease. We estimate that the number of addressable patients with moderate to severe hemophilia A is approximately 10,300 in the United States,  and approximately 35,800 globally.

The total addressable market opportunity for DTX301 for the treatment of patients with OTC deficiency, DTX401 for the treatment of GSDIa patients, DTX601 for the treatment of patients with citrullinemia type I, DTX501 for the treatment of patients with PKU, DTX701 for the treatment of patients with Wilson disease, and DTX201 for the treatment of hemophilia A will ultimately depend upon, among other things, the diagnosis criteria included in the final label for each of DTX301, DTX401, DTX501, DTX701, DTX601, and DTX201 if our product candidates are approved for sale for these indications, acceptance by the medical community and patient access, drug pricing and reimbursement. Additionally, approximately 25% of potential patients estimated to exist in the United States have neutralizing antibodies that will significantly affect our product candidates’ therapeutic efficacy. Thus, the number of patients globally may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

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

The main competitors for our specific programs are as follows:

•	DTX301: Arcturus Therapeutics Inc., Castle Creek Pharma LLC, PhaseRx, Inc., Selecta Biosciences, Inc., and Synlogic, Inc.
•	DTX401: CRISPR Therapeutics, Viking Therapeutics Inc., and new medical food products and longer-acting corn starch formulations.
•	DTX501: American Gene Technologies International, Inc., BioMarin, Inc., Codexis, Inc., Synlogic, Inc. and Synthetic Biologics, Inc.
•	DTX701: GMP-Orphan SAS, Kadmon Inc., Vivet Therapeutics, and Wilson Therapeutics AB.
•	DTX601: PhaseRx, Inc. and Synlogic, Inc.
•

DTX201: Alnylam Incorporated, BioMarin Pharmaceutical Inc., Bioverativ, Freeline Therapeutics Ltd., LogicBio Therapeutics, Inc., Novo Nordisk S/A, Pfizer, Inc., Roche Holding AG, Sangamo Biosciences, Inc., Shire plc, Spark Therapeutics, Inc., Telethon Institute for Gene Therapy in collaboration with Bioverativ, and uniQure.

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

We are a biopharmaceutical company with a limited operating history on which to base an investment decision. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in November 2013. Our operations to date have been limited primarily to organizing and staffing our company, business planning, raising capital, acquiring and developing product and technology rights and conducting research and development activities for our product candidates. We have never generated any revenue from product sales. We have not obtained regulatory approvals for any of our product candidates. We have funded our operations to date through proceeds from sales of preferred stock, from our IPO and from payments received in connection with our collaboration agreement with Bayer and, to a lesser extent, through borrowings under a loan and security agreement, as amended, that we entered into with Silicon Valley Bank, or SVB, in August 2014, as amended. We have incurred net losses in each year since our inception. As of March 31, 2017, we had an accumulated deficit of $113.7 million. Our net loss was $13.5 million and $9.5 million for the three months ended March 31, 2017 and 2016, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future and may not continue as a going concern. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with beginning clinical trials of our product candidates. In addition, if we obtain marketing approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. As a public company, we will continue to incur costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any product revenue from our lead programs and product candidates, DTX301, DTX401, DTX501, DTX701, DTX601, and DTX201, and we do not know and do not expect to generate any revenue from the sale of our product candidates in the near future. We do not expect to generate significant product revenue unless and until we or our partners obtain marketing approval of and begin to sell DTX301, DTX401, DTX501, DTX701, DTX601, or DTX201, or one of our other product candidates. Our ability to generate product revenue depends on a number of factors, including, but not limited to, our ability to:

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

The development of pharmaceutical drugs is capital-intensive. We initiated a Phase 1/2 open-label clinical trial of DTX301 for OTC deficiency in December 2016. We are in IND-enabling activities to support IND filings for DTX401 for GSDIa and DTX201 for hemophilia A by the end of 2017, and are in candidate selection activities for DTX501, DTX701, and DTX601, and expect to select development candidates for DTX501 and DTX701 by the end of 2017. We will also continue our ongoing follow-up of the six patients dosed in our recently discontinued Phase 1/2 clinical trial of DTX101 in hemophilia B and our ongoing extension study which will monitor all patients dosed for up to five years post dosing. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of and seek marketing approval for our product candidates. In addition, depending on the status of regulatory approval or, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of Bayer, or other collaborators. We may also need to raise additional funds sooner if we choose to pursue additional indications or geographies for our product candidates or otherwise expand more rapidly than we presently anticipate. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts.

We expect that our existing cash, cash equivalents and marketable securities totaling $59.1 million and payments expected to be received in connection with our collaboration agreement with Bayer, including reimbursements and $15 million in milestones, and borrowing capacity under our loan and security agreement with SVB, will enable us to fund our operating expenses and capital expenditure requirements through mid-2018. Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

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

If SVB does not provide its consent to such actions, we could be prohibited from engaging in transactions that could be beneficial to our business and our stockholders unless we were to repay the loans, which may not be desirable or possible. The loan and security agreement is collateralized by a pledge of substantially all of our assets, except for intellectual property. If we were to default under the loan and security agreement, including for an inability to repay amounts as they become due or if there is a material adverse change in our business, operations, or condition (financial or otherwise), and we were unable to obtain a waiver for such a default, SVB would have a right to accelerate our obligation to repay the entire loan and foreclose on these assets in order to satisfy our obligations under the loan and security agreement. In addition, SVB would also have the right to place a hold on our accounts maintained at SVB and refuse to fund any then unfunded commitments under the loan and security agreement. Any such action on the part of SVB against us could have a materially adverse impact on our business, financial condition and results of operations.

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

As of May 3, 2017, the existing holdings of our executive officers, directors, principal stockholders and their affiliates, including entities affiliated with FMR LLC, or FMR, investment funds affiliated with OrbiMed Advisors LLC, or OrbiMed, and New Leaf Venture Partners, LLC will represent beneficial ownership, in the aggregate, of approximately 57% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership might adversely affect the market price of our common stock by:

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

Since we are party to a collaboration agreement for the development of DTX201 with Bayer and rely on University of Pennsylvania School of Medicine to conduct preclinical studies for certain of our product candidates, we depend upon our sublicensee and independent investigators and scientific collaborators and other universities and medical institutions or private physician scientists, to advise us and to conduct our preclinical studies and clinical trials under agreements with us, including by developing and running screening assays for prospective patients in our clinical studies. University of Pennsylvania School of Medicine currently conducts some of our clinical assays pursuant to a sponsored research agreement. These collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs or the timing of their procurement of clinical-trial data or their compliance with applicable regulatory guidelines. Should any of these scientific advisors or those of our sublicensee become disabled or die unexpectedly, or should they fail to comply with applicable regulatory guidelines, we or our sublicensee may be forced to scale back or terminate development of that program. They may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking those programs ourselves. These collaborators may also have relationships with other commercial entities, some of which may compete with us. Failing to devote sufficient time and resources to our program or product candidates, or substandard performance and failure to comply with regulatory guidelines, could result in delay of any FDA applications and our commercialization of the product candidate involved. If a conflict of interest arises between their work for us and their work for another entity, we may lose their services. In addition, we will be unable to prevent them from establishing competing businesses or developing competing products. For example, if a key scientist acting as a principal investigator in any of our clinical trials identifies a potential product or compound that is more scientifically interesting to his or her professional interests, his or her availability to remain involved in our clinical trials could be restricted or eliminated. If any of the foregoing were to become inaccessible or terminated, it would be difficult for us to develop and commercialize our biologic product candidates.

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

Under our license agreements with REGENX and the University of Pennsylvania, we will be required to pay royalties based on our revenues from sales of our products utilizing the technologies and products sublicensed by REGENX from the University of Pennsylvania and licensed directly to us by the University of Pennsylvania and these royalty payments could adversely affect the overall profitability for us of any products that we may seek to commercialize. These agreements contain diligence obligations and we may not be successful in meeting all of the obligations in the future on a timely basis or at all. For example, in order to maintain our license rights under our license agreement with the University of Pennsylvania, we need to use commercially reasonable efforts in the development and commercialization of our licensed product candidates. In order to maintain our license rights under our license agreements with REGENX, we will need to meet certain specified milestones, subject to certain cure provisions, in the development of our product candidates and in the raising of funding and use commercially reasonable efforts to develop, commercialize, market, promote and sell licensed products. If we fail to use commercially reasonable efforts as required by the license agreements with REGENX and REGENX subsequently terminates one or both of our license agreements with REGENX for breach, REGENX will have the right to use certain of our intellectual property and technology going forward. We will need to outsource and rely on third parties for many aspects of the clinical development, sales and marketing of our products covered under our license agreements. Delay or failure by us or these third parties could adversely affect the continuation of our license agreements with third-party licensors.

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

We are highly dependent on the research and development, clinical, commercial and business development expertise of Dr. Annalisa Jenkins, our President and Chief Executive Officer, Dr. Samuel C. Wadsworth, our Chief Scientific Officer, Mary T. Thistle, our Chief Operating Officer, Jean Franchi, our Chief Financial Officer, and Eric Crombez, our Chief Medical Officer, as well as the other principal members of our management, scientific, clinical and commercial team. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

Our stock price has been and is likely to be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From October 22, 2015 through May 3, 2017, our stock price has traded at prices as low as $1.35 per share and as high as $15.55 per share.  As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price they paid for their shares. The market price for our common stock may be influenced by many factors, including:

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

As of March 31, 2017, we have used approximately $5.5 million of the net offering proceeds, primarily to fund our Phase 1/2 open-label clinical trial of DTX301 in OTC deficiency, IND enabling activities for DTX401 in GSDIa and our recently discontinued Phase 1/2 clinical trial of DTX101 for hemophilia B. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. The remaining portion of the net proceeds is included as cash and cash equivalents and marketable securities. We expect to continue to use the remaining net proceeds for our Phase 1/2 open-label clinical trial of DTX301 in OTC deficiency, preclinical and clinical development for DTX401 in GSDIa, our ongoing DTX101 for hemophilia B extension study which will monitor all patients dosed in our recently discontinued Phase 1/2 clinical trial, and the preclinical and clinical development of our other product candidates.

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

Company Name

Date: May 10, 2017	By:	/s/ Annalisa Jenkins
Annalisa Jenkins
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2017	By:	/s/ Jean Franchi
Jean Franchi
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

10.1*	Employment Agreement between Mary Thistle and the Company, effective as of October 27, 2015.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant and Principal Financial Officer to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**

The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.