Form 10-Q
period 2017-06-30
Dimension Therapeutics, Inc.
filed 2017-08-08
CIK 1592288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a small reporting company)	Small reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

The number of shares of Registrant’s Common Stock outstanding as of August 1, 2017 was 25,052,628.

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

Forward-looking statements include, but are not limited to, statements about:

•

the timing, progress and results of preclinical studies and clinical trials for our DTX301, DTX401, DTX201,  and DTX701 programs and product candidates and our other product candidates, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the initial or final results of the trials will become available, and the status of our research and development programs;

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

DIMENSION THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$25,062	$30,234
Marketable securities	22,428	47,715
Accounts receivable	3,097	1,885
Prepaid expenses and other current assets	6,075	5,484
Total current assets	56,662	85,318
Property and equipment, net	7,344	8,402
Deferred offering costs	205	145
Total assets	$64,211	$93,865
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,335	$2,368
Accrued expenses and other current liabilities	3,339	7,247
Deferred revenue	9,867	8,663
Notes payable	2,455	2,361
Total current liabilities	16,996	20,639
Deferred revenue, net of current portion	7,385	8,663
Notes payable, net of discount and current portion	3,321	4,169
Other liabilities	436	453
Total liabilities	28,138	33,924
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at June 30, 2017 and December 31, 2016; zero shares issued or outstanding at June 30, 2017 and December 31, 2016.	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized as of June 30, 2017 and December 31, 2016; 25,043,506 shares issued and outstanding as of June 30, 2017 and December 31, 2016.	2	2
Additional paid-in capital	162,117	160,185
Accumulated deficit	(125,996)	(100,195)
Accumulated other comprehensive loss	(50)	(51)
Total stockholders’ equity	36,073	59,941
Total liabilities and stockholders’ equity	$64,211	$93,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIMENSION THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue	$4,369	$2,371	$7,987	$4,577
Operating expenses:
Research and development	14,089	11,240	27,803	20,045
General and administrative	2,610	3,236	6,042	6,177
Total operating expenses	16,699	14,476	33,845	26,222
Loss from operations	(12,330)	(12,105)	(25,858)	(21,645)
Interest income, net	21	6	57	35
Net loss	$(12,309)	$(12,099)	$(25,801)	$(21,610)
Net loss per share — basic and diluted	$(0.49)	$(0.49)	$(1.03)	$(0.87)
Weighted average common shares outstanding — basic and diluted	25,002,532	24,899,479	24,992,162	24,885,823
Comprehensive loss:
Net loss	$(12,309)	$(12,099)	$(25,801)	$(21,610)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	1	—	(50)	—
Total other comprehensive loss	1	—	(50)	—
Total comprehensive loss	$(12,308)	$(12,099)	$(25,851)	$(21,610)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIMENSION THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(25,801)	$(21,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,082	638
Stock-based compensation expense	1,932	1,330
Non-cash interest expense	90	29
Amortization of premium on marketable securities	37	—
Changes in operating assets and liabilities:
Accounts receivable	(1,212)	(1,176)
Prepaid expenses and other current assets	(591)	(967)
Accounts payable	(1,033)	(1,186)
Accrued expenses and other current liabilities	(3,908)	1,116
Deferred revenue	(74)	23
Other liabilities	(17)	477
Net cash used in operating activities	(29,495)	(21,326)
Cash flows from investing activities:
Maturities of marketable securities	25,251	—
Purchases of property and equipment	(24)	(4,906)
Net cash provided (used) in investing activities	25,227	(4,906)
Cash flows from financing activities:
Proceeds from exercise of common stock options	—	10
Proceeds from issuance of notes payable	276	4,117
Repayment of notes payable	(1,120)	(291)
Payments of offering costs	(60)	—
Net cash provided (used) by financing activities	(904)	3,836
Net decrease in cash and cash equivalents	(5,172)	(22,396)
Cash and cash equivalents at beginning of period	30,234	127,047
Cash and cash equivalents at end of period	$25,062	$104,651
Supplemental disclosure of cash flow information:
Interest paid	$101	$37
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable, accrued expenses and other liabilities	$—	$326

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIMENSION THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts) (Unaudited)

1.	Nature of the Business and Basis of Presentation

Dimension Therapeutics, Inc. (“we” or the “Company”) was incorporated in Delaware on June 20, 2013. The Company is a leader in discovering and developing new therapeutic products for people living with devastating rare and metabolic diseases associated with the liver, based on the most advanced, mammalian adeno-associated virus (AAV) gene delivery technology. The liver is a vital organ that plays an important role in human metabolism and key physiologic functions, and is the target organ for our initial programs: OTC deficiency, GSDIa, Wilson disease, and hemophilia A.

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

In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of June 30, 2017, the Company had an accumulated deficit of $125,996.  During the three and six months ended June 30, 2017, the Company incurred a loss of $12,309 and $25,801, respectively, and during the six months ended June 30, 2017, the Company used $29,495 of cash in operations.  The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash, cash equivalents and marketable securities of $47,490 as of June 30, 2017, together with the receipt of contingent payments expected to be received in connection with our collaboration with Bayer, including reimbursements and $15,000 in milestones, and cost management initiatives, will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from issuance of the financial statements. Without the Bayer milestone payments, the Company's existing capital resources, as of June 30, 2017 would not be sufficient to fund its operating expenses and capital expenditure requirements through August 8, 2018, or 12 months from issuance of the condensed consolidated financial statements.  If the Company does not obtain the Bayer milestone payments, the Company would be forced to delay, reduce or eliminate certain research and development programs, reduce or eliminate discretionary operating expenses, delay product portfolio expansion, which could adversely affect its business prospects. In addition, the Company will seek additional funding through public or private financings, debt financing, collaboration agreements or government grants. The inability to obtain funding, as and when needed, would have a negative impact on the Company’s financial condition and ability to pursue its business strategies. Such contingency plans have not been finalized and are not considered probable for purposes of ASC 205-40. As neither the receipt of the Bayer milestone payments nor management's contingency plans to mitigate the risk and extend cash resources through August 8, 2018, are considered probable under ASC 205-40, substantial doubt is deemed to exist about the Company's ability to continue as a going concern.

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

Unaudited Interim Financial Information

The condensed consolidated balance sheets at December 31, 2016 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying condensed consolidated balance sheets as of June 30, 2017, the condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2017 and 2016 and the condensed consolidated statement of cash flows for the six months ended June 30, 2017 and 2016 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2017, the results of its operations for the six months ended June 30, 2017 and 2016, and its statement of cash flows for the six months ended June 30, 2017 and 2016. The financial data and other information disclosed in the notes related to the six months ended June 30, 2017 and 2016 are unaudited. The results for the six months ended June 30, 2017 and 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2017, any other interim periods, or any future year or period.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718) — Scope of Modification Accounting. ASU 2017-09 applies to entities that change the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 include guidance on determining changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718 unless all of the following conditions are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 and should be applied prospectively to an award modified on or after the adoption date. The Company is evaluating the impact the amendments will have on our financial positions and results of operations.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of
	June 30, 2017 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$22,563	$—	$—	$22,563
Commercial paper	—	2,499	—	2,499
Total cash equivalents	22,563	2,499	—	25,062
Marketable securities:
Corporate bonds	—	11,210	—	11,210
U.S. government securities	—	11,218	—	11,218
Total marketable securities	—	22,428	—	22,428
Total cash equivalents and marketable securities	$22,563	$24,927	$—	$47,490

	Fair Value Measurements as of
	December 31, 2016
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$22,988	$—	$—	$22,988
U.S. government securities	—	7,246	—	7,246
Total cash equivalents	22,988	7,246	—	30,234
Marketable securities:
Commercial paper	—	15,814	—	15,814
Corporate Bonds	—	13,671	—	13,671
U.S. government securities	—	18,230	—	18,230
Total marketable securities	—	47,715	—	47,715
Total cash equivalents and marketable securities	$22,988	$54,961	$—	$77,949

During the six months ended June 30, 2017 and the year ended December 31, 2016, there were no transfers between Level 1 and Level 2.

The carrying amounts reflected in the condensed consolidated balance sheets for accounts payable and accrued expenses approximate fair value due to their short-term maturities.  The carrying value of the Company’s outstanding notes payable approximates fair value (a Level 2 fair value measurement), reflecting interest rates currently available to the Company.

Marketable Securities

The following tables summarize the Company’s marketable securities as of June 30, 2017 and December 31, 2016:

	Fair Value Measurements as of
	June 30, 2017 using:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Assets:
Corporate Bonds (due within 1 year)	$11,222	$—	$(12)	$11,210
U.S. government securities (due within 1 year)	11,254	—	(36)	11,218
	$22,476	$—	$(48)	$22,428

	Fair Value Measurements as of
	December 31, 2016 using:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Assets:
Commercial paper (due within 1 year)	$15,814	$—	$—	$15,814
Corporate Bonds (due within 1 year)	9,182	—	(10)	9,172
U.S. government securities (due within 1 year)	7,002	—	—	7,002
Corporate Bonds (due after 1 year through 2 years)	4,512	—	(12)	4,500
U.S. government securities (due after 1 year through 2 years)	11,256	—	(29)	11,227
	$47,766	$—	$(51)	$47,715

4.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2017	2016
External research and development services	$2,461	$4,409
Payroll and payroll related costs	17	2,234
Restructuring costs	258	—
Professional services	410	433
Other	193	171
	$3,339	$7,247

5.	Notes Payable

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

Through June 30, 2017, we had borrowed a total of $7,827 available under the loan and security agreement, as amended. During the six months ended June 30, 2017, we made $1,120 of scheduled principal repayments. In addition, the Company accrues the related total final payments due of $365 to outstanding debt by charges to interest expense using the effective-interest method from the date of issuance through the maturity date. The effective interest rate of the outstanding debt under the Second Amendment is approximately 6.3%.

As of June 30, 2017 and December 31, 2016, notes payable consist of the following:

	June 30,	December 31,
	2017	2016
Notes payable	$5,634	$6,478
Less: current portion	(2,455)	(2,361)
Notes payable, net of current portion	3,179	4,117
Debt discount, net of accretion	(20)	(30)
Accretion related to final payment	162	82
Notes payable, net of discount, long term	$3,321	$4,169

Estimated future principal payments due under the loan and security agreement with Silicon Valley Bank (“SVB”) as of June 30, 2017 are as follows:

2017 (remainder of year)	$1,275
2018	2,215
2019	1,929
2020	215
Total	$5,634

During the three months ended June 30, 2017 and 2016, the Company recognized $73 and $45, respectively, of interest expense related to the loan and security agreement with SVB. During the six months ended June 30, 2017 and 2016, the Company recognized $188 and $66, respectively, of interest expense related to the loan and security agreement with SVB.

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

The Company determined that the deliverables under its agreement with Bayer include (i) research services to be provided over the research term, (ii) a development and commercialization license and (iii) the Company’s participation in a Joint Steering Committee (“JSC”) and a Joint Research and Development Committee (“JRDC”) to be provided over the research term. The Company determined that the development and commercialization license and involvement in the JSC and the JRDC do not have standalone value to Bayer and, therefore, are not separable from the delivery of the research services. Therefore, all deliverables under the agreement have been combined and accounted for as a single unit of accounting. Accordingly, the upfront license payment and research payments are being recognized by the Company as revenue on a straight-line basis over the estimated performance period, which approximates the 54-month research term of the agreement with Bayer that commenced in June 2014. As future research payments are earned, the Company will recognize as revenue the portion of payments equal to the percentage of the elapsed research term to the total estimated research term, with the remaining portion of consideration received being recognized over the remaining estimated performance period on a straight-line basis. The Company concluded at the outset of the arrangement that none of the future milestone payments included in the arrangement qualified as substantive milestones. Any future milestone payments will be recognized, along with the other arrangement consideration, over the remaining estimated period of performance, if any, beginning at the time a milestone payment is earned, with a cumulative catch-up being recognized for the elapsed portion of the estimated research term. As of June 30, 2017, the Company had not earned any milestone or royalty payments.

Revenue recognized under the collaboration agreement with Bayer consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue:
Bayer Collaboration	$4,369	$2,371	$7,987	$4,577
	$4,369	$2,371	$7,987	$4,577

During the three and six months ended June 30, 2017 and 2016, research payments earned by the Company under the collaboration agreement totaled $3,097, $5,462, $1,319 and $2,584, respectively. As of June 30, 2017, the unbilled amount of earned research payments was $3,097. The costs incurred by the Company related to the research activities of the collaboration agreement are recorded as research and development expense in the condensed consolidated statements of operations and comprehensive loss.

As of June 30, 2017 and December 31, 2016, deferred revenue related to the collaboration agreement with Bayer totaled $17,252 and $17,326, respectively, which related to the upfront license payment, research services payments and advance payments for future research services.

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

As of June 30, 2017, the total number of shares reserved under the 2015 Plan and the 2013 Stock Option Plan was 6,890,841 and the Company had 1,415,450 shares available for future issuance under the 2015 Stock Option Plan.

During the three and six months ended June 30, 2017, the Company granted to employees and directors no shares of restricted common stock and options to purchase 88,000 and 1,096,300 shares of common stock.

During the six months ended June 30, 2017, the Company did not grant to non-employees any stock-based awards.

2015 Employee Stock Purchase Plan

As of June 30, 2017, the total number of shares reserved and available under the 2015 Employee Stock Purchase Plan (“ESPP”) was 507,020. As of June 30, 2017, there was no activity under the ESPP.

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2016	4,185,699	$4.26	8.4	$4,757
Granted	1,096,300	$1.94
Exercised	—	—		—
Cancelled	(231,286)	$6.75
Outstanding as of June 30, 2017	5,050,713	$3.64	8.0	$984
Options vested and expected to vest as of June 30, 2017	5,050,713	$3.64	8.0	$984
Options exercisable as of June 30, 2017	2,368,406	$3.55	7.2	$703

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock at June 30, 2017.

The weighted average grant-date fair value of stock options granted during the three and six months ended June 30, 2017, was $1.17 and $1.94 per share.

Restricted Common Stock

The Company has granted restricted common stock with time-based vesting conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder. These restrictions lapse according to the time-based vesting conditions of each award. The following table summarizes the Company’s restricted common stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted common stock at December 31, 2016	70,053	$0.88
Issued	—
Vested	(41,584)	$0.85
Unvested restricted common stock at June 30, 2017	28,469	$0.92

The total fair value of restricted common stock vested during the six months ended June 30, 2017 was $60.

Stock-Based Compensation

Stock-based compensation expense related to stock options and restricted common stock was classified in the condensed consolidated statements of operations and comprehensive loss excluding expense associated with stock options modified in connection with the Company’s June 2017 restructuring (Refer to Note 10) as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Research and development	$282	$267	$662	$484
General and administrative	582	530	1,242	846
	$864	$797	$1,904	$1,330

As of June 30, 2017, total unrecognized compensation cost related to the unvested awards was $6,549, which is expected to be recognized over a weighted average period of 2.39 years.

8.	Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(12,309)	$(12,099)	$(25,801)	$(21,610)
Denominator:
Weighted average common shares outstanding — basic and diluted	25,043,962	25,023,731	25,043,506	25,020,443
Less: Weighted average shares of unvested restricted common stock outstanding	(41,430)	(124,252)	(51,344)	(134,620)
Weighted average common shares outstanding used in calculating net loss per share attributable to common stockholders — basic and diluted	25,002,532	24,899,479	24,992,162	24,885,823
Net loss per share attributable to common stockholders — basic and diluted	$(0.49)	$(0.49)	$(1.03)	$(0.87)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Options to purchase common stock	5,050,713	4,148,924	5,050,713	4,148,924
Unvested restricted common stock	28,469	111,635	28,469	111,635
	5,079,182	4,260,559	5,079,182	4,260,559

9.	Commitments and Contingencies

Leases

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

During the three and six months ended June 30, 2017 and 2016, the Company recognized $302, $566, $263 and $434 of rental expense related to office and laboratory space, respectively.

The following table summarizes the future minimum lease payments under the Cambridge and Woburn operating leases as of June 30, 2017:

Year Ending December 31,
2017 (remainder of year)	$607
2018	1,426
2019	1,490
2020	605
2021	132
Total	$4,260

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

Clinical Trials

On May 10, 2017, the Company announced its decision to discontinue the development of DTX101. The Company will maintain the ongoing DTX101 extension study which will monitor all patients dosed in the recently discontinued Phase 1/2 clinical trial for up to five years post dosing. Related costs will continue to be expensed as incurred.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2017.

10.	Restructuring

On June 27, 2017, the Company announced that it completed a strategic review to focus internal efforts on the advancement of three programs to key clinical milestones. As part of a strategic restructuring, the Company expects to realize savings in operating expenses, including personnel costs, as a result of streamlining headcount by approximately 25% by the end of 2017. These actions are expected to enable the Company to focus on the timely development of gene therapies addressing unmet needs for patients suffering from inherited metabolic diseases.

During the three and six months ended June 30, 2017, the Company recorded $266 of restructuring-related costs in operating expense, including employee severance, benefits and related costs, as well as a stock option modification. The stock option modification is a one-time, non-cash expense of $28. The Company does not expect to incur any additional significant costs associated with this restructuring.

The following table summarizes the restructuring costs by category for the periods indicated:

	Three and Six Months Ended June 30, 2017
	Cash	Non-Cash	Total
Research and development	$199	$28	$227
General and administrative	67	—	67
	$266	$28	$294

The following table summarizes the restructuring reserve for the periods indicated:

Three and Six Months Ended
June 30, 2017
Restructuring reserve beginning balance	$—
Restructuring expenses incurred during the period	266
Amounts paid during the period	(8)
Restructuring reserve ending balance	$258

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a leader in discovering and developing new therapeutic products for people living with devastating rare and metabolic diseases associated with the liver, based on the most advanced mammalian adeno-associated virus (AAV) gene delivery technology. The liver is a vital organ that plays an important role in human metabolism and key physiologic functions, and is the target organ for our programs: ornithine transcarbamylase (OTC) deficiency, glycogen storage disease type Ia (GSDIa), hemophilia A, and Wilson disease. We continue to advance our lead clinical program in OTC deficiency and our preclinical programs, and we retain the global rights to all of our AAV8-based liver-directed programs, with the exception of our hemophilia A program, which is partnered with Bayer. We have developed a robust scientific platform that brings together deep expertise in rare genetic diseases, liver biology, AAV gene therapy, pharmaceutical development, and mammalian vector manufacturing. We believe our continued development of our manufacturing processes, methods and expertise will yield the most comprehensive and leading manufacturing platform developed to date, including our next generation HeLa 2.0 platform, for AAV-based gene therapy product candidates. We believe that by leveraging the expertise created by our platform we will be able to accelerate the research and development of our pipeline of programs while continuing to discover and develop the next generation of products in this field.

Although we discontinued DTX101 for hemophilia B clinical development in May 2017 and announced the completion of our strategic review of  corporate priorities in June 2017, described below under the heading “Recent Development,” we continue to make progress across our portfolio, including our ongoing Phase 1/2 open-label clinical trial of DTX301 (AAV8 OTC) in OTC deficiency and our IND enabling activities for DTX401 (AAV8 G6Pase) in GSDIa and DTX201 in hemophilia A, the latter in partnership with Bayer. While we remain focused on the advancement and commercialization of AAV gene therapy products for people living with devastating rare and metabolic diseases associated with the liver, following our strategic review, we will focus our internal efforts on the advancement of three programs to key clinical milestones, DTX301 for OTC deficiency, DTX401 for GSDIa and DTX201 for hemophilia A, the latter in partnership with Bayer.  Our pipeline consists of the following programs for the treatment of rare and metabolic diseases associated with the liver, also known as inherited metabolic disorders (IMD), and hemophilia:

•

DTX301 is our AAV8 gene therapy product candidate designed for the treatment of patients with OTC deficiency. OTC deficiency is the most common urea cycle disorder and we estimate that there are approximately 10,000 patients worldwide with OTC deficiency, of which we estimate approximately 80% are classified as late-onset, our target population. In November 2016, we submitted an IND for DTX301 with FDA, and in December 2016, we received notification allowing us to proceed with our Phase 1/2 open-label clinical trial of DTX301 and initiated the clinical trial. We have ten sites open in the United States, Canada, Spain and the United Kingdom, and expect to disclose initial data from our Phase 1/2 open-label clinical trial at the end of 2017. In June 2016, our Phase 1/2 clinical trial protocol for DTX301 received unanimous approval by the National Institutes of Health's Recombinant DNA Advisory Committee (RAC). In addition, DTX301 was granted Orphan Drug Designation in the United States and Europe in January and March 2016, respectively, and received Fast Track designation in the United States in January 2017. To evaluate therapeutic response of DTX301, we plan to measure ammonia levels and other biomarkers, including [13]C-acetate, which are established measures of OTC deficiency disease status and hepatocyte (liver) ureagenesis capacity, respectively.

•

DTX401 is our AAV8 gene therapy program for the treatment of patients with GSDIa, a disease that arises from a defect in G6Pase, an essential enzyme in glycogen and glucose metabolism. GSDIa is the most common glycogen storage disease and we estimate there are approximately 6,000 patients worldwide. We initiated IND-enabling activities in 2016 to support an IND filing for DTX401 by early 2018 and expect initial clinical data from the trial mid-2018. In addition, DTX401 was granted Orphan Drug Designation in the United States and Europe in October and November 2016, respectively. To evaluate the therapeutic response to DTX401, we plan to measure fasting glucose, which is a well-established measure of GSDIa disease status.

•

DTX201 is our FVIII gene therapy program for the treatment of hemophilia A that we are developing in collaboration with Bayer, a global leader in the development and commercialization of innovative therapeutics for treating patients with hemophilia. We are responsible for the development of DTX201 under the agreement through a proof-of-concept clinical trial including all activities associated with process development and manufacturing, with reimbursement from Bayer for all project costs in accordance with the mutually agreed upon research budget. Bayer is responsible operationally and will incur the costs of the conduct of the proof-of-concept clinical trial. Upon the successful demonstration of clinical proof of concept, the agreement requires that Bayer use commercially reasonable efforts to manage and fund any subsequent clinical trials and commercialization of gene therapy products for treatment of hemophilia A. Bayer will have worldwide rights to commercialize the potential future product. We also received an upfront payment of $20.0 million and are eligible for potential development and commercialization milestone payments of up to $232.0 million, as well as royalties on product sales. The relationship with Bayer brings non-dilutive financial benefits and allows us to leverage Bayer’s significant experience in the hemophilia market. Hemophilia A is the most common form of hemophilia with approximately 140,000 patients worldwide. We selected a candidate in 2015 and initiated IND-enabling activities for DTX201 in the first quarter of 2016 to support an IND filing for DTX201 by early 2018. We expect initial data from the trial in moderate/severe to severe hemophilia A in 2018. We significantly progressed the HeLa mammalian cell-based suspension platform for DTX201, locking the lab scale manufacturing process, successfully transferring the upstream process and initiating tech transfer for clinical supply at GMP, or good manufacturing practices, scale at our CMO, or contract manufacturing organization. In May and June 2016, we presented data at ASGCT, or the American Society for Gene and Cell Therapy, and EHA, or the European Hemophilia Association, respectively, demonstrating that the selection and integration of specific product components – including the capsid, enhancer, and promoter – further optimized product performance, including long-term expression of Factor VIII (FVIII). To evaluate the therapeutic response of DTX201, we plan to assess clotting factor levels and annual bleeding rates, which are two well-established measures of hemophilia A disease status.

•

DTX701 is our AAV8 gene therapy program for the treatment of patients with Wilson disease, a disorder that arises from a defect in P-type ATPase (ATP7B), an essential transporting protein that translocates copper to ceruloplasmin for biliary excretion. A common inherited metabolic disorder, we estimate there are more than 50,000 patients worldwide. We initiated preclinical activities in collaboration with the University of Pennsylvania in 2016 to support selection of a development candidate in the first half of 2018. To evaluate the therapeutic response to DTX701, we plan to measure serum and urinary copper levels, which are well-established measures of Wilson disease status.

•

DTX501 is our AAV8 gene therapy program for the treatment of patients with PKU, a disease that arises from a defect in phenylalanine hydroxylase (PAH), an essential enzyme in phenylalanine (Phe) metabolism. Considered one of the most common inherited metabolic disorders, we estimate there are more than 50,000 patients worldwide. To evaluate the therapeutic response to DTX501, we plan to measure serum Phe levels, which is a well-established measure of PKU disease status.

•

DTX601 is our AAV8 gene therapy program for the treatment of patients with citrullinemia type I (also referred to as classic citrullinemia), a disease that arises from a defect in argininosuccinate synthase (ASS), an essential enzyme that catalyzes the synthesis of argininosuccinate from citrulline and aspartate, the third step in the urea cycle. The disease can become evident in the first few days of life or later in childhood, and affects approximately 1 in 57,000 births worldwide. To evaluate the therapeutic response to DTX601, we plan to measure ammonia levels and other biomarkers, including [13]C-acetate, which are established measures of citrullinemia type I disease status and hepatocyte (liver) ureagenesis capacity, respectively.

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

Recent Development – Completion of strategic review and updated corporate priorities

On June 27, 2017, we announced the completion of a strategic review and our plan to focus internal efforts on the advancement of three programs to key clinical milestones, DTX301 for OTC deficiency, DTX401 for GSDIa, and DTX201 for hemophilia A.  The review followed our May 10, 2017 announcement that we would to discontinue development of DTX101, an investigational AAVrh10 based gene therapy product that was being developed for the treatment of moderate/severe-to-severe hemophilia B. Our decision to discontinue the development of DTX101 followed the review of the emerging DTX101 Phase 1/2 clinical study data and the conclusion of our management and board of directors that the data would not meet the company’s minimum target product profile for continued development or future commercialization. In connection with our reprioritization, we expect a reduction in approximately 25% of our workforce by the end of 2017, including workforce reductions and attrition (See Note 10, “Restructuring,” in the accompanying notes to the condensed consolidated financial statements for additional information). As a result, we expect to realize savings in operating expenses once the reprioritization is fully implemented. These actions are expected to enable us to focus on the timely development of gene therapies addressing unmet needs for patients suffering from rare and inherited metabolic diseases.

We have initiated a comprehensive evaluation of the DTX101 data to determine what next steps should be taken on the program. As of the August 3, 2017 cutoff date, all patients in cohort 1 and cohort 2 have normal alanine aminotransferase (ALT) levels. Notably, in patient 3 of cohort 2 ALT levels have returned to normal with no lasting effects of the transient elevation in his liver function tests. While we expect our evaluation to take some time to complete, we plan to present full study findings, including results from the biomarker and immune analyses, at a future scientific conference. We remain committed to the hemophilia community, including our ongoing IND enabling activities for DTX201 in hemophilia A, in collaboration with Bayer, and all ongoing follow-up of the six patients dosed in our Phase 1/2 clinical trial of DTX101 in hemophilia B. This includes our ongoing DTX101 extension study for hemophilia B which will monitor all patients dosed for up to five years post dosing. The FDA’s Data and Safety Monitoring Committee for our DTX101 Phase 1/2 study has received regular communications and updates on the study data, including the decision to discontinue clinical development of DTX101.

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

Since our inception on June 20, 2013, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and developing product and technology rights, and conducting research and development activities for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date with proceeds from the sale of our equity securities and payments received in connection with our collaboration agreement with Bayer, and, to a lesser extent, through borrowings under a loan and security agreement. Through June 30, 2017, we had received net proceeds of $88.8 million from our sales of preferred stock, $64.6 million from our initial public offering, $44.1 million under the collaboration agreement with Bayer, and $7.8 million from borrowings under a loan and security agreement.

Since our inception, we have incurred significant operating losses. Our net losses were $12.3 million, $25.8 million, $12.1 million and $21.6 million for the three and six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, we had an accumulated deficit of $126.0 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses and capital requirements will increase in connection with our ongoing activities, as we:

•

pursue the preclinical and clinical development of our programs and product candidates, including DTX301, DTX401, DTX201, and DTX701, and maintain our ongoing DTX101 extension study for hemophilia B which will monitor all patients dosed in our recently discontinued Phase 1/2 clinical trial for up to five years post dosing;

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

As of June 30, 2017, we had cash, cash equivalents and marketable securities of $47.5 million. We believe our existing cash, cash equivalents and marketable securities as of June 30, 2017 and reimbursements and $15 million in milestones to be received in connection with our collaboration agreement with Bayer will enable us to fund our operating expenses and capital expenditure requirements to the end of 2018. Without the milestones, the company would be able to fund operations to mid-2018. See “— Liquidity and Capital Resources.”

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

The deliverables under our agreement with Bayer include (1) research services to be provided over the research term, (2) a development and commercialization license and (3) our participation in a Joint Steering Committee, or JSC, and a Joint Research and Development Committee, or JRDC, to be provided over the research term. We determined that the development and commercialization license and involvement in the JSC and the JRDC do not have standalone value to Bayer and, therefore, are not separable from the delivery of the research services. Therefore, all deliverables under the agreement have been combined and accounted for as a single unit of accounting. Accordingly, the upfront license payment and research payments are being recognized by us as revenue on a straight-line basis over the estimated performance period, which approximates the 54-month research term of the agreement with Bayer that commenced in June 2014. As future research payments are earned, we will recognize as revenue the portion of payments equal to the percentage of the elapsed research term to the total estimated research term, with the remaining portion of consideration received being recognized over the remaining estimated performance period on a straight-line basis. We concluded at the outset of the arrangement that none of the future milestone payments included in the arrangement qualified as substantive milestones. Any future milestone payments will be recognized, along with the other arrangement consideration, over the remaining estimated period of performance, if any, beginning at the time a milestone payment is earned, with a cumulative catch-up being recognized for the elapsed portion of the estimated research term. As of June 30, 2017, we had not earned any milestone or royalty payments.

During the three and six months ended June 30, 2017 and 2016, we recognized revenue related to our collaboration agreement with Bayer as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Revenue:
Bayer Collaboration	$4,369	$2,371	$7,987	$4,577
	$4,369	$2,371	$7,987	$4,577

As of June 30, 2017, the unbilled amount of earned research payments was $3.1 million. As of June 30, 2017, we had short-term and long-term deferred revenue of $9.9 million and $7.4 million, respectively, related to our collaboration agreement with Bayer.

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

The table below summarizes our research and development expenses incurred by development program:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
DTX101	$915	$1,485	$2,091	$3,851
DTX201	1,646	175	2,724	535
DTX301	4,412	1,778	6,559	3,089
DTX401	1,500	1,327	4,104	1,546
Other research and development programs	862	1,229	1,494	1,437
Unallocated expenses	4,754	5,246	10,831	9,587
Total research and development expenses	$14,089	$11,240	$27,803	$20,045

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

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended June 30, 2017 and 2016:

	Three Months Ended
	June 30,		Increase
	2017	2016	(Decrease)
	(in thousands)
Revenue	$4,369	$2,371	$1,998
Operating expenses:
Research and development	14,089	11,240	2,849
General and administrative	2,610	3,236	(626)
Total operating expenses	16,699	14,476	2,223
Loss from operations	(12,330)	(12,105)	(225)
Interest income (expense), net	21	6	15
Net loss	$(12,309)	$(12,099)	$(210)

Revenue

We generate revenue from our collaboration agreement with Bayer and recognized $4.4 million of revenue for the three months ended June 30, 2017 and $2.4 million for three months ended June 30, 2016. The $2.0 million increase was due to services performed in connection with our performance obligations under the collaboration agreement with Bayer. Amounts recorded as deferred revenue under the collaboration agreement with Bayer totaled $17.3 million as of June 30, 2017 and $17.3 million as of December 31, 2016.

Research and Development Expenses

	Three Months Ended
	June 30,		Increase
	2017	2016	(Decrease)
	(in thousands)
Direct research and development expenses by program:
DTX101	$915	$1,485	$(570)
DTX201	1,646	175	1,471
DTX301	4,412	1,778	2,634
DTX401	1,500	1,327	173
Other research and development programs	862	1,229	(367)
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	2,411	2,513	(102)
Services	524	649	(125)
Facility related	545	492	53
Lab consumables and other	1,274	1,592	(318)
Total research and development expenses	$14,089	$11,240	$2,849

Research and development expenses were $14.1 million for the three months ended June 30, 2017, compared to $11.2 million for the three months ended June 30, 2016. The increase of $2.9 million was due primarily to the increase of $2.6 million in DTX301 manufacturing and clinical expenses as we transition from preclinical development to our Phase 1/2 clinical trial, and $1.5 million in DTX201 manufacturing and IND-enabling expenses, offset by a decrease of $0.6 million DTX101-related expenses due to lower clinical and manufacturing expenses and $0.9 million of other research and development programs and unallocated research and development expenses.

General and Administrative Expenses

	Three Months Ended
	June 30,		Increase
	2017	2016	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$1,270	$1,628	$(358)
Professional fees	1,026	1,166	(140)
Facility related	156	184	(28)
Other	158	258	(100)
Total general and administrative expenses	$2,610	$3,236	$(626)

General and administrative expenses were $2.6 million for the three months ended June 30, 2017, compared to $3.2 million for the three months ended June 30, 2016. The decrease of $0.6 million was primarily due to a $0.4 million decrease in personnel related costs.

Interest Income (Expense), net

Our interest income (expense), net consisted of interest earned on our cash equivalents and marketable securities as well as interest expense incurred on borrowings at various dates under our loan and security agreement entered into with SVB in August 2014, as last amended in February 2016. We recorded $21 thousand of interest income, net of $119 thousand of interest expense, for the three months ended June 30, 2017, compared to $6 thousand of interest income, net of $45 thousand of interest expense, for the three months ended June 30, 2016.

Comparison of the Six Months Ended June 30, 2017 and 2016

The following table summarizes our results of operations for the six months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30,		Increase
	2017	2016	(Decrease)
	(in thousands)
Revenue	$7,987	$4,577	$3,410
Operating expenses:
Research and development	27,803	20,045	7,758
General and administrative	6,042	6,177	(135)
Total operating expenses	33,845	26,222	7,623
Loss from operations	(25,858)	(21,645)	(4,213)
Interest income (expense), net	57	35	22
Net loss	$(25,801)	$(21,610)	$(4,191)

Revenue

We generate revenue from our collaboration agreement with Bayer and recognized $8.0 million of revenue for the six months ended June 30, 2017 and $4.6 million for the six months ended June 30, 2016. The $3.4 million increase was due to services performed in connection with our performance obligations under the collaboration agreement with Bayer. Amounts recorded as deferred revenue under the collaboration agreement with Bayer totaled $17.3 million and $17.3 million as of June 30, 2017 and 2016, respectively.

Research and Development Expenses

	Six Months Ended
	June 30,		Increase
	2017	2016	(Decrease)
	(in thousands)
Direct research and development expenses by program:
DTX101	$2,091	$3,851	$(1,760)
DTX201	2,724	535	2,189
DTX301	6,559	3,089	3,470
DTX401	4,104	1,546	2,558
Other research and development programs	1,494	1,437	57
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	5,919	4,743	1,176
Services	1,283	1,399	(116)
Facility related	1,093	777	316
Lab consumables and other	2,536	2,668	(132)
Total research and development expenses	$27,803	$20,045	$7,758

Research and development expenses were $27.8 million for the six months ended June 30, 2017, compared to $20.0 million for the six months ended June 30, 2016. The increase of $7.8 million was due primarily to the increase of $3.5 million in DTX301 manufacturing and clinical expenses as we transition from preclinical development to our Phase 1/2 clinical trial, $2.6 million in DTX401 manufacturing and IND-enabling expenses, $2.2 million in DTX201 manufacturing and IND-enabling expenses, and $1.2 million of unallocated research and development expenses, offset by decrease of $1.8 million in DTX101-related expenses due to lower clinical activity and manufacturing expenses. The increase of $1.2 million in unallocated research and development expenses was due to $1.2 million increase in personnel-related costs (including $0.3 million stock-based compensation) as a result of hiring additional full-time employees to support the growth in our operations.

General and Administrative Expenses

	Six Months Ended
	June 30,		Increase
	2017	2016	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$3,091	$3,048	$43
Professional fees	2,230	2,347	(117)
Facility related	306	290	16
Other	415	492	(77)
Total general and administrative expenses	$6,042	$6,177	$(135)

General and administrative expenses were $6.0 million for the six months ended June 30, 2017, compared to $6.2 million for the six months ended June 30, 2016.

Interest Income (Expense), net

Our interest income (expense), net consisted of interest earned on our cash equivalents as well as interest expense incurred on borrowings at various dates under our loan and security agreement entered into with SVB in August 2014, as amended. We recorded $57 thousand of interest income, net of $216 thousand of interest expense, for the six months ended June 30, 2017, compared to $35 thousand of interest expense, net of $66 thousand of interest income, for the six months ended June 30, 2016.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have generated revenue to date only from our collaboration agreement with Bayer. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any product for several years, if at all. We have funded our operations to date with proceeds from the sale of our equity securities and payments received in connection with our collaboration agreement with Bayer, and, to a lesser extent, through borrowings under a loan and security agreement, as amended, that we entered into with SVB in August 2014. Through June 30, 2017, we had received net proceeds of $88.8 million from our sales of preferred stock, $64.6 million from our IPO, $44.1 million under the collaboration agreement with Bayer, and $7.8 million from borrowings under a loan and security agreement.

As of June 30, 2017, we had cash, cash equivalents and marketable securities totaling $47.5 million. We invest our cash in money market funds, U.S. government securities, corporate bonds, and commercial paper, with the primary objectives to preserve principal, provide liquidity and maximize income without significantly increasing risk.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended
	June 30,
	2017	2016
	(in thousands)
Cash used in operating activities	$(29,495)	$(21,326)
Cash provided by (used in) in investing activities	25,227	(4,906)
Cash used in financing activities	(904)	3,836
Net (decrease) increase in cash and cash equivalents	$(5,172)	$(22,396)

Operating activities. During the six months ended June 30, 2017, operating activities used $29.5 million of cash, resulting from our net loss of $25.8 million, partially offset by non-cash charges of $3.1 million and cash used by changes in our operating assets and liabilities of $6.8 million. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2017 consisted primarily of a $1.2 million increase in accounts receivable, a $0.6 million increase in prepaid expense, $1.0 million decrease in accounts payable, and a $3.9 decrease in accrued expenses.

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

Investing activities. During the six months ended June 30, 2017, net cash provided by investing activities $25.2 million of cash in investing activities, consisting primarily of sales and maturities of marketable securities of $25.3 million.

During the six months ended June 30, 2016, we used $4.9 million of cash in investing activities, consisting primarily of purchases of property and equipment related to the Woburn, MA facility.

Financing activities. During the six months ended June 30, 2017, financing activities used $0.9 million, consisting primarily of repayment of notes payable of $1.1 million which were offset by proceeds from issuance of notes payable of $0.3 million.

During the six months ended June 30, 2016, net cash provided by financing activities was $3.8 million, consisting of proceeds from issuance of notes payable of $4.1 million which were offset by repayment of notes payable of $0.3 million.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates in development, including as we:

•

pursue the preclinical and clinical development of our most advanced programs and product candidates, including DTX201, DTX301 and DTX401, and maintain our ongoing DTX101 extension study for hemophilia B which will monitor all patients dosed in our recently discontinued Phase 1/2 clinical trial for up to five years post dosing;

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

As of June 30, 2017, we had cash, cash equivalents and marketable securities of $47.5 million. We believe our existing cash, cash equivalents and marketable securities as of June 30, 2017 and reimbursements and $15 million in milestones to be received in connection with our collaboration agreement with Bayer will enable us to fund our operating expenses and capital expenditure requirements to the end of 2018. Without the milestones, the company would be able to fund operations to mid-2018. This raises substantial doubt of our ability to operate as a going concern for a period of one year from the issuance of these financial statements. See Note 1 to the condensed consolidated financial statements for management's plans. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect or fail to achieve certain milestones under the Bayer agreement.

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

Loan and Security Agreement

In August 2014, we entered into a loan and security agreement with Silicon Valley Bank (“SVB”), which provided for advances under an equipment line of up to $1.8 million. Through June 30, 2017, we had borrowed $1.8 million available under the loan and security agreement and had made $1.3 million of scheduled principal repayments. Under the loan and security agreement, for each advance under the equipment line, we are obligated to make six monthly, interest-only payments. Thereafter, we are obligated to pay 36 monthly installments of interest and principal. Outstanding principal under the loan and security agreement accrue interest at an annual rate of 5.5%, which was determined on the date of each drawdown.

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

In February 2016, we entered into a second amendment to the loan and security agreement with SVB. Under the second amendment, we may borrow an aggregate principal amount of up to $7.0 million for certain equipment purchases. Through June 30, 2017, we had borrowed $6.1 million under second amendment of our loan and security agreement and made $0.9 million of scheduled principal payments. Under the loan and security agreement, for each advance under the equipment line, we are obligated to make six monthly, interest-only payments. Thereafter, we are obligated to pay 36 monthly installments of interest and principal. Outstanding principal under the advances of the second amendment to the loan and security agreement accrue interest at an annual rate of 3.0%, which was determined on the date of each drawdown. In addition, the Company is required to make an additional final payment equal to 6% of the original principal amount of each advance due on the earliest to occur of the maturity date of the advance, acceleration of the terms of the loan, prepayment of the advance or termination of the loan and security agreement. As of June 30, 2017, the Company accrues the related total final payments due of $0.4 million to outstanding debt by charges to interest expense using the effective-interest method from the date of issuance through the maturity date.

Through June 30, 2017, we had borrowed a total of $7.8 million available under the loan and security agreement, as amended, and had made $2.2 million of scheduled principal repayments. Borrowings under the loan and security agreement are secured by substantially all of our assets, except for our intellectual property. There are no financial covenants associated with the loan and security agreement. There are negative covenants restricting our activities, such as disposing of our business or certain assets, changing our business, management, ownership or business locations, incurring additional debt or liens or making payments on other debt, making certain investments and declaring dividends, acquiring or merging with another entity, engaging in transactions with affiliates or encumbering intellectual property. The obligations under the loan and security agreement are subject to acceleration upon occurrence of specified events of default, including a material adverse change in our business, operations or financial or other condition.

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

We had cash, cash equivalents and marketable securities of approximately $47.5 million at June 30, 2017. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash, cash equivalents and marketable securities and the conservative nature of our investments, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We do not own any foreign currency or other derivative financial instruments.

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

Based on this evaluation, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2017, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. We are not currently a party to any material legal proceedings.

Item 1A.	Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, together with all other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, before investing in our common stock. The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 9, 2017. Any of the risk factors we describe below could adversely affect our business, financial condition or results of operations. The market price of our common stock could decline if one or more of these risks or uncertainties actually occur, causing you to lose all or part of the money you paid to buy our common stock. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business. Certain statements below are forward-looking statements. See “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q for the six months ended June 30, 2017.

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

We have invested substantially all of our efforts and financial resources in the identification, clinical and preclinical development of our current and future product candidates, DTX301 for ornithine transcarbamylase, or OTC, deficiency, DTX401 for glycogen storage disease type Ia, or GSDIa, DTX201 for hemophilia A, DTX701 for Wilson disease, and our discovery programs DTX501 for phenylketonuria, or PKU, and DTX601 for citrullinemia type I, as well as our recently discontinued Phase 1/2 clinical trial of DTX101 in hemophilia B. We are very early in our development efforts with one product candidate in Phase 1/2 clinical development and the rest of our product candidates are still in preclinical development. In 2016, we completed product candidate selection for our DTX401 and DTX201 programs. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product and we may never be able to develop or commercialize a marketable product.

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

If preclinical studies for DTX401 for GSDIa, DTX201 for hemophilia A, DTX701 for Wilson disease, DTX501 for PKU, and DTX601 for citrullinemia type I, or all of our future product candidates do not result in the determination of a minimally effective dose range, we may not obtain the regulatory approvals required to initiate clinical testing.

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

•

our third-party contractors, who we utilize for screening patients for neutralizing antibodies prior to enrollment in our ongoing Phase 1/2 open-label clinical trial of DTX301, and future clinical trials with DTX401, DTX201, DTX701, DTX501, DTX601,  and all future product candidates, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;

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

We have conducted some of our preclinical evaluations with viral vectors produced on adherent and suspension platforms utilizing human embryonic kidney 293, or HEK293, cells. We are conducting our Phase 1/2 trial of DTX301, and plan to conduct our Phase 1/2 trials of DTX401, and potentially other programs using viral vectors produced on the HEK293 platform. For Phase 3 studies and commercial production of each of our product candidates, we plan to use an immortal cell line used in scientific research known as HeLa. HeLa is the oldest and most commonly used human cell line. Even if we successfully complete our planned preclinical studies and clinical trials using vectors produced on our adherent and suspension HEK293 platforms, FDA or other regulatory authorities may require a clinical bridge study, or comparability study, showing comparability of vectors produced on the HeLa platform prior to commencing Phase 3 trials of DTX301, DTX401, DTX701, DTX501, and DTX601 delaying the development process.  If we make manufacturing or formulation changes to our product candidates in the future, we may need to conduct additional preclinical studies to bridge our modified product candidates to earlier versions. If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

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

Our projections of both the number of people who have OTC deficiency, GSDIa, Wilson disease, hemophilia A, PKU, and citrullinemia type I, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. The precise incidence and prevalence for OTC deficiency and GSDIa are unknown. By our estimate, the number of addressable patients globally with late-onset OTC deficiency is approximately 8,000, with GSDIa is approximately 6,000, citrullinemia type I approximately 2,000, PKU more than 50,000, and more than 50,000 for Wilson disease. We estimate that the number of addressable patients with moderate to severe hemophilia A is approximately 10,300 in the United States, and approximately 35,800 globally.

The total addressable market opportunity for DTX301 for the treatment of patients with OTC deficiency, DTX401 for the treatment of GSDIa patients, DTX201 for the treatment of hemophilia A, DTX701 for the treatment of patients with Wilson disease, DTX501 for the treatment of patients with PKU, and DTX601 for the treatment of patients with citrullinemia type I will ultimately depend upon, among other things, the diagnosis criteria included in the final label for each of DTX301, DTX401, DTX201, DTX701, DTX501, and DTX601 if our product candidates are approved for sale for these indications, acceptance by the medical community and patient access, drug pricing and reimbursement. Additionally, approximately 25% of potential patients estimated to exist in the United States have neutralizing antibodies that will significantly affect our product candidates’ therapeutic efficacy. Thus, the number of patients globally may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

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

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. For example, on June 27, 2017, we announced our plan to focus internal efforts on the advancement of three programs to key clinical milestones, DTX301 for OTC deficiency, DTX401 for GSDIa, and DTX201 for hemophilia A, but we may not have correctly determined the optimal allocation of resources. Our resource allocation decisions may cause us to fail to timely capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

We are aware of several companies focused on developing gene therapies in various indications using various modalities including AAV vectors, including Spark Therapeutics, Inc., Applied Genetic Technologies Corporation, Asklepios BioPharmaceutical, Inc., Audentes Therapeutics, Inc., Adverum Biotechnologies, Voyager Therapeutics, Inc., GenSight Biologies SA, NightstaRx Limited, Selecta Biosciences, Inc., REGENX, Vivet Therapeutics, bluebird bio, Inc. and uniQure as well as several companies addressing other methods for modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against any of our product candidates. If any of our competitors obtain regulatory approval of a gene therapy product for a disease that our current or future product candidates target, it may significantly diminish the market opportunity for our competing product candidate. This risk is particularly applicable when the patient populations for a disease are very small, which is the case for our product candidates, and in the field of gene therapy where a single administration may be sufficient to durably treat the disease.

The main competitors for our specific programs are as follows:

•	DTX301: Arcturus Therapeutics Inc., Castle Creek Pharma LLC, PhaseRx, Inc., Selecta Biosciences, Inc., Synlogic, Inc., and Translate Bio.
•	DTX401: CRISPR Therapeutics, Viking Therapeutics Inc., and new medical food products and longer-acting corn starch formulations.
•

DTX201: Alnylam Incorporated, BioMarin Pharmaceutical Inc., Bioverativ, Freeline Therapeutics Ltd., LogicBio Therapeutics, Inc., Novo Nordisk S/A, Pfizer, Inc., Roche Holding AG, Sangamo Biosciences, Inc., Shire plc, Spark Therapeutics, Inc., Telethon Institute for Gene Therapy in collaboration with Bioverativ, and uniQure.

•	DTX701: GMP-Orphan SAS, EffRx Pharmaceuticals, Kadmon Inc., Krisani Bio, Inc., Vivet Therapeutics, and Wilson Therapeutics AB.
•	DTX501: American Gene Technologies International, Inc., BioMarin, Inc., Codexis, Inc., Synlogic, Inc. and Synthetic Biologics, Inc.
•	DTX601: PhaseRx, Inc., Synlogic, Inc., and Vivet Therapeutics

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

Risks Related to Our Financial Position and Need for Additional Capital

*Our management has concluded that a substantial doubt is deemed to exist concerning our ability to continue as a going concern.

As of June 30, 2017, we reviewed the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification Topic 205-40, Presentation of Financial Statements - Going Concern, or ASC 205-40, which requires management to assess our ability to continue as a going concern for one year after the date the financial statements are issued. As further discussed in “Note 1-Nature of the Business and Basis of Presentation” to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, substantial doubt is deemed to exist about the company’s ability to continue as a going concern through August 8, 2018. Our financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern will require us to seek additional funding through public or private financings, debt financing, collaboration agreements or government grants. The reaction of investors to the inclusion of a going concern statement in this Quarterly Report on Form 10-Q, our current lack of cash resources and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise additional funding, enter into strategic alliances and/or make our scheduled debt payments on a timely basis or at all. No assurance can be given that additional funding will be available when required or on terms acceptable to us. The inability to obtain funding, as and when needed, would have a negative impact on our financial condition and ability to pursue our business strategies. If we become unable to continue as a going concern, we may have to liquidate our assets and investors may lose their investments. Additionally, the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

We are a biopharmaceutical company with a limited operating history and have not generated any revenue from product sales. We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future and may not continue as a going concern.

We are a biopharmaceutical company with a limited operating history on which to base an investment decision. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in November 2013. Our operations to date have been limited primarily to organizing and staffing our company, business planning, raising capital, acquiring and developing product and technology rights and conducting research and development activities for our product candidates. We have never generated any revenue from product sales. We have not obtained regulatory approvals for any of our product candidates. We have funded our operations to date through proceeds from sales of preferred stock, from our IPO and from payments received in connection with our collaboration agreement with Bayer and, to a lesser extent, through borrowings under a loan and security agreement, as amended, that we entered into with Silicon Valley Bank, or SVB, in August 2014, as amended. We have incurred net losses in each year since our inception. As of June 30, 2017, we had an accumulated deficit of $126.0 million. Our net loss was $25.8 million and $21.6 million for the six months ended June 30, 2017 and 2016, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future and may not continue as a going concern. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with beginning clinical trials of our product candidates. In addition, if we obtain marketing approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. As a public company, we will continue to incur costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any product revenue from our lead programs and product candidates, DTX301, DTX401, DTX201, DTX701, DTX501, and DTX601, and we do not know and do not expect to generate any revenue from the sale of our product candidates in the near future. We do not expect to generate significant product revenue unless and until we or our partners obtain marketing approval of and begin to sell DTX301, DTX401, DTX201, DTX701, DTX501, or DTX601, or one of our other product candidates. Our ability to generate product revenue depends on a number of factors, including, but not limited to, our ability to:

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

The development of pharmaceutical drugs is capital-intensive. We initiated a Phase 1/2 open-label clinical trial of DTX301 for OTC deficiency in December 2016. We are in IND-enabling activities to support IND filings for DTX401 for GSDIa and DTX201 for hemophilia A by early 2018, and are in candidate selection activities for DTX701, and expect to select a development candidate for DTX701 by the first half of 2018. We will also continue our ongoing follow-up of the six patients dosed in our recently discontinued Phase 1/2 clinical trial of DTX101 in hemophilia B and our ongoing extension study which will monitor all patients dosed for up to five years post dosing. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of and seek marketing approval for our product candidates. In addition, depending on the status of regulatory approval or, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of Bayer, or other collaborators. We may also need to raise additional funds sooner if we choose to pursue additional indications or geographies for our product candidates or otherwise expand more rapidly than we presently anticipate. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts.

We expect that our existing cash, cash equivalents and marketable securities totaling $47.5 million and payments expected to be received in connection with our collaboration agreement with Bayer, including reimbursements and $15 million in milestones, will enable us to fund our operating expenses and capital expenditure requirements to the end of 2018. Without the milestones, the company would be able to fund operations to mid-2018. This raises substantial doubt of our ability to operate as a going concern for a period of one year from the issuance of these financial statements. See Note 1 to the condensed consolidated financial statements for management's plans. Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

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

Without additional funding, we may not have sufficient cash on hand or be able to generate sufficient cash flow from operations to meet our cash requirements over the next twelve months. These uncertainties raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

As of August 1, 2017, the existing holdings of our executive officers, directors, principal stockholders and their affiliates, including entities affiliated with FMR LLC, or FMR, investment funds affiliated with OrbiMed Advisors LLC, or OrbiMed, and New Leaf Venture Partners, LLC will represent beneficial ownership, in the aggregate, of approximately 57% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership might adversely affect the market price of our common stock by:

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

We have in-licensed patents and patent applications owned by the Trustees of the University of Pennsylvania, or the University of Pennsylvania, relating to various AAV vectors. These patents and patent applications are licensed or sublicensed to REGENX and sublicensed to us. Our sublicenses are exclusive, but limited to particular fields, such as in vivo gene therapy for OTC deficiency, GSDIa, hemophilia A, Wilson disease, PKU, citrullinemia type I, hemophilia B, and other future elected indications and are subject to certain retained rights. As described in “Business — Intellectual Property,” most of these patents will expire in 2022, although some will expire later. In particular, any patent issuing on our licensed patent application relating to nucleic acid sequences encoding human ornithine transcarbamylase, should any patent issue, would not be expected to expire before 2035. The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation.

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

Risks Related to Employee Matters, Managing Growth and

Other Risks Related to Our Business

*We have recently reduced the size of our organization, and we may encounter difficulties in managing this development and restructuring, which could disrupt our operations. In addition, we may not achieve anticipated benefits and savings from the reduction.

On June 27, 2017, we announced the completion of a strategic review and our plan to focus internal efforts on the advancement of three programs to key clinical milestones, DTX301 for OTC deficiency, DTX401 for GSDIa, and DTX201 for hemophilia A. In connection with our reprioritization, we expect a reduction in approximately 25% of our workforce by the end of 2017, including workforce reductions and attrition. The workforce reduction will result in the loss of longer-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. Given the complexity of our business, we must continue to implement and improve our managerial, operational and financial systems, manage our facilities and continue to recruit and retain qualified personnel. This will be made more challenging given the workforce reduction described above. As a result, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities, and devote a substantial amount of time to managing these activities. Further, the restructuring and possible additional cost containment measures may yield unintended consequences, such as attrition beyond our intended workforce reduction and reduced employee morale. In addition, we may not achieve anticipated benefits from the workforce reduction. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, and loss of employees and reduced productivity among remaining employees. For example, the workforce reduction may negatively impact our clinical and regulatory functions, which would have a negative impact on our ability to successfully develop, and ultimately, commercialize our product candidates. If our management is unable to effectively manage this transition and workforce reduction and additional cost containment measures, our expenses may be more than expected and we may not be able to implement our business strategy. As a result, our future financial performance and our ability to commercialize our product candidates successfully would be negatively affected.

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the research and development, clinical, commercial and business development expertise of Dr. Annalisa Jenkins, our President and Chief Executive Officer, Dr. Samuel C. Wadsworth, our Chief Scientific Officer, Mary T. Thistle, our Chief Operating Officer, and Eric Crombez, our Chief Medical Officer, as well as the other principal members of our management, scientific, clinical and commercial team. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

We also implemented a workforce reduction in June 2017 in connection with our completion of a strategic review and our plan to focus internal efforts on the advancement of three programs to key clinical milestones, DTX301 for OTC deficiency, DTX401 for GSDIa, and DTX201 for hemophilia A. With any workforce reduction, there is a risk to retention of employees, including executive officers, as well as the potential for disruption to business operations, initiatives, plans and strategies. Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize drugs. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the workforce reduction and the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific personnel.

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

Our stock price has been and is likely to be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From October 22, 2015 through August 1, 2017, our stock price has traded at prices as low as $1.05 per share and as high as $15.55 per share.  As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price they paid for their shares. The market price for our common stock may be influenced by many factors, including:

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

As of June 30, 2017, we have used approximately $17.1 million of the net offering proceeds, primarily to fund our Phase 1/2 open-label clinical trial of DTX301 in OTC deficiency, IND enabling activities for DTX401 in GSDIa and our recently discontinued Phase 1/2 clinical trial of DTX101 for hemophilia B. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. The remaining portion of the net proceeds is included as cash and cash equivalents and marketable securities. We expect to continue to use the remaining net proceeds for our Phase 1/2 open-label clinical trial of DTX301 in OTC deficiency, preclinical and clinical development for DTX401 in GSDIa, our ongoing DTX101 for hemophilia B extension study which will monitor all six patients dosed in our recently discontinued Phase 1/2 clinical trial, and the preclinical and clinical development of our other product candidates.

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

Company Name

Date: August 8, 2017	By:	/s/ Annalisa Jenkins
Annalisa Jenkins
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2017	By:	/s/ Mary Thistle
Mary Thistle
Chief Operating Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

10.1*	Second Lease Amendment to the Lease Between Rivertech Associates II, LLC and the Company, dated April 28, 2017.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant and Principal Financial Officer to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**

The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.