Form 10-Q
period 2017-09-30
Dimension Therapeutics, Inc.
filed 2017-11-06
CIK 1592288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of Registrant’s Common Stock outstanding as of October 30, 2017 was 25,371,591.

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

•	our ability to develop and advance product candidates into, and successfully complete, clinical studies;
•	our expectations regarding the size of the patient populations for our product candidates, if approved for commercial use;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	the pricing and reimbursement of our product candidates, if approved;
•	the implementation of our business model and our strategic plans for our business, product candidates and technology;
•	the scalability and commercial viability of our manufacturing methods and processes;
•	the rate and degree of market acceptance and clinical utility of our product candidates, in particular, and gene therapy, in general;
•	the potential benefits of our existing collaboration with Bayer and our ability to establish or maintain other collaborations or strategic relationships or obtain additional funding;
•	our competitive position;
•	the scope of protection we and/or our licensors are able to establish and maintain for intellectual property rights covering our product candidates;
•	developments and projections relating to our competitors and our industry;
•	our estimates regarding expenses, future revenue, capital requirements and needs for financing;
•	the impact of laws and regulations;
•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;
•	the impact on our business from the announcement and pendency of our agreement to be acquired by Ultragenyx Pharmaceutical Inc.;

i

•	our expectations regarding the impact of a failure to complete the merger (as described herein) with Ultragenyx Pharmaceutical Inc.; and
•	the impact of business uncertainties and contractual restrictions, while the Merger is pending, that could harm our operations and the future of our business or result in a loss of employees.

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

DIMENSION THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$14,545	$30,234
Marketable securities	19,171	47,715
Accounts receivable	2,779	1,885
Prepaid expenses and other current assets	6,612	5,484
Total current assets	43,107	85,318
Property and equipment, net	6,805	8,402
Deferred offering costs	206	145
Total assets	$50,118	$93,865
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,031	$2,368
Accrued expenses and other current liabilities	7,574	7,247
Deferred revenue	10,480	8,663
Notes payable	2,340	2,361
Total current liabilities	21,425	20,639
Deferred revenue, net of current portion	5,071	8,663
Notes payable, net of discount and current portion	2,847	4,169
Other liabilities	427	453
Total liabilities	29,770	33,924
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at September 30, 2017 and December 31, 2016; zero shares issued or outstanding at September 30, 2017 and December 31, 2016.	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized as of September 30, 2017 and December 31, 2016; 25,209,153 and 25,043,506 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively.	2	2
Additional paid-in capital	163,316	160,185
Accumulated deficit	(142,943)	(100,195)
Accumulated other comprehensive loss	(27)	(51)
Total stockholders’ equity	20,348	59,941
Total liabilities and stockholders’ equity	$50,118	$93,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIMENSION THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue	$4,480	$2,762	$12,467	$7,339
Operating expenses:
Research and development	16,133	13,796	43,936	33,841
General and administrative	5,320	3,305	11,362	9,482
Total operating expenses	21,453	17,101	55,298	43,323
Loss from operations	(16,973)	(14,339)	(42,831)	(35,984)
Interest income, net	26	(26)	83	8
Net loss	$(16,947)	$(14,365)	$(42,748)	$(35,976)
Net loss per share — basic and diluted	$(0.68)	$(0.58)	$(1.71)	$(1.44)
Weighted average common shares outstanding — basic and diluted	25,060,418	24,930,348	25,015,164	24,900,773
Comprehensive loss:
Net loss	$(16,947)	$(14,365)	$(42,748)	$(35,976)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	22	(1)	(27)	(1)
Total other comprehensive gain (loss)	22	(1)	(27)	(1)
Total comprehensive loss	$(16,925)	$(14,366)	$(42,775)	$(35,977)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIMENSION THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(42,748)	$(35,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,621	1,114
Stock-based compensation expense	2,917	2,389
Non-cash interest expense	131	65
Amortization of premium on marketable securities	39	(9)
Changes in operating assets and liabilities:
Accounts receivable	(894)	(1,664)
Prepaid expenses and other current assets	(1,128)	(160)
Accounts payable	(1,337)	(231)
Accrued expenses and other current liabilities	327	2,715
Deferred revenue	(1,775)	(932)
Other liabilities	(26)	437
Net cash used in operating activities	(42,873)	(32,252)
Cash flows from investing activities:
Purchases of marketable securities	(1,245)	(18,801)
Maturities of marketable securities	29,774	—
Purchases of property and equipment	(24)	(6,436)
Net cash provided (used) in investing activities	28,505	(25,237)
Cash flows from financing activities:
Proceeds from exercise of common stock options	214	43
Proceeds from issuance of notes payable	276	5,779
Repayment of notes payable	(1,750)	(437)
Payments of offering costs	(61)	—
Net cash provided (used) by financing activities	(1,321)	5,385
Net decrease in cash and cash equivalents	(15,689)	(52,104)
Cash and cash equivalents at beginning of period	30,234	127,047
Cash and cash equivalents at end of period	$14,545	$74,943
Supplemental disclosure of cash flow information:
Interest paid	$145	$82
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable, accrued expenses and other liabilities	$—	$66

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

In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of September 30, 2017, the Company had an accumulated deficit of $142,943.  During the three and nine months ended September 30, 2017, the Company incurred a loss of $16,947 and $42,748, respectively, and during the nine months ended September 30, 2017, the Company used $42,873 of cash in operations.  The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash, cash equivalents and marketable securities of $33,716 as of September 30, 2017, together with the receipt of contingent payments expected to be received in connection with our collaboration with Bayer, including reimbursements and $15,000 in milestones, and cost management initiatives, will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from issuance of the financial statements. Without the Bayer milestone payments, the Company's existing capital resources, as of September 30, 2017 would not be sufficient to fund its operating expenses and capital expenditure requirements through November 6, 2018, or 12 months from issuance of the condensed consolidated financial statements.  If the Company does not obtain the Bayer milestone payments, the Company would be forced to delay, reduce or eliminate certain research and development programs, reduce or eliminate discretionary operating expenses, delay product portfolio expansion, which could adversely affect its business prospects. In addition, the Company will seek additional funding through public or private financings, debt financing, collaboration agreements or government grants. The inability to obtain funding, as and when needed, would have a negative impact on the Company’s financial condition and ability to pursue its business strategies. Such contingency plans have not been finalized and are not considered probable for purposes of ASC 205-40. As neither the receipt of the Bayer milestone payments nor management's contingency plans to mitigate the risk and extend cash resources through November 6, 2018, are considered probable under ASC 205-40, substantial doubt is deemed to exist about the Company's ability to continue as a going concern.

Proposed Merger with Ultragenyx Pharmaceutical Inc., a Delaware corporation (“Ultragenyx”)  On October 2, 2017, the Company entered into an Agreement and Plan of Merger with Ultragenyx, and Mystic River Merger Sub Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Ultragenyx (“Purchaser”), pursuant to which and upon the terms and subject to the conditions thereof, on October 10, 2017, Purchaser commenced a cash tender offer to acquire all of the shares of the Company’s common stock for a purchase price of $6.00 per share, net to the seller in cash, without interest.  See Note 11 for further details.

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

Unaudited Interim Financial Information

The condensed consolidated balance sheets at December 31, 2016 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying condensed consolidated balance sheets as of September 30, 2017, the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2017 and 2016 and the condensed consolidated statement of cash flows for the nine months ended September 30, 2017 and 2016 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2017, the results of its operations for the three and nine months ended September 30, 2017 and 2016, and its statement of cash flows for the three and nine months ended September 30, 2017 and 2016. The financial data and other information disclosed in the notes related to the three and nine months ended September 30, 2017 and 2016 are unaudited. The results for the three and nine months ended September 30, 2017 and 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2017, any other interim periods, or any future year or period.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of
	September 30, 2017 using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$14,545	$—	$—	$14,545
Total cash equivalents	14,545	—	—	14,545
Marketable securities:
Commercial paper	—	1,249	—	1,249
Corporate bonds	—	6,691	—	6,691
U.S. government securities	—	11,231	—	11,231
Total marketable securities	—	19,171	—	19,171
Total cash equivalents and marketable securities	$14,545	$19,171	$—	$33,716

	Fair Value Measurements as of
	December 31, 2016
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$22,988	$—	$—	$22,988
U.S. government securities	—	7,246	—	7,246
Total cash equivalents	22,988	7,246	—	30,234
Marketable securities:
Commercial paper	—	15,814	—	15,814
Corporate bonds	—	13,671	—	13,671
U.S. government securities	—	18,230	—	18,230
Total marketable securities	—	47,715	—	47,715
Total cash equivalents and marketable securities	$22,988	$54,961	$—	$77,949

During the nine months ended September 30, 2017 and the year ended December 31, 2016, there were no transfers between Level 1 and Level 2.

The carrying amounts reflected in the condensed consolidated balance sheets for accounts payable and accrued expenses approximate fair value due to their short-term maturities.  The carrying value of the Company’s outstanding notes payable approximates fair value (a Level 2 fair value measurement), reflecting interest rates currently available to the Company.

Marketable Securities

The following tables summarize the Company’s marketable securities as of September 30, 2017 and December 31, 2016:

	Fair Value Measurements as of
	September 30, 2017 using:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Assets:
Commercial paper (due within 1 year)	$1,249	$—	$—	$1,249
Corporate bonds (due within 1 year)	6,696	—	(5)	6,691
U.S. government securities (due within 1 year)	11,253	—	(22)	11,231
	$19,198	$—	$(27)	$19,171

	Fair Value Measurements as of
	December 31, 2016 using:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Assets:
Commercial paper (due within 1 year)	$15,814	$—	$—	$15,814
Corporate bonds (due within 1 year)	9,182	—	(10)	9,172
U.S. government securities (due within 1 year)	7,002	—	—	7,002
Corporate bonds (due after 1 year through 2 years)	4,512	—	(12)	4,500
U.S. government securities (due after 1 year through 2 years)	11,256	—	(29)	11,227
	$47,766	$—	$(51)	$47,715

4.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2017	2016
External research and development services	$3,992	$4,409
Payroll and payroll related costs	2,083	2,234
Professional services	688	433
Restructuring costs	566	—
Other	245	171
	$7,574	$7,247

5.	Notes Payable

On April 18, 2017, the Company borrowed $276 under the Second Amendment to the loan and security agreement with Silicon Valley Bank (“SVB”). No additional issuance costs were accrued. In accordance with the terms of the Second Amendment, the borrowed loan amount accrues interest at an annual rate of 3.5%. Under the loan and security agreement we are obligated to make six monthly, interest-only payments related to the borrowed amount. Thereafter, we are obligated to pay 36 monthly installments of interest and principal.  In addition, a final payment equal to 6% of the original principal amount is due on the earlier of the maturity date of the advance, acceleration of the terms of the loan, prepayment of the advance or termination of the loan and security agreement.

Through September 30, 2017, we had borrowed a total of $7,827 available under the loan and security agreement, as amended. During the nine months ended September 30, 2017, we made $1,750 of scheduled principal repayments. In addition, the Company accrues the related total final payments due of $365 to outstanding debt by charges to interest expense using the effective-interest method from the date of issuance through the maturity date. The effective interest rate of the outstanding debt under the Second Amendment is approximately 6.3%.

As of September 30, 2017 and December 31, 2016, notes payable consist of the following:

	September 30,	December 31,
	2017	2016
Notes payable	$5,004	$6,478
Less: current portion	(2,340)	(2,361)
Notes payable, net of current portion	2,664	4,117
Debt discount, net of accretion	(16)	(30)
Accretion related to final payment	199	82
Notes payable, net of discount, long term	$2,847	$4,169

Estimated future principal payments due under the loan and security agreement with SVB as of September 30, 2017 are as follows:

2017 (remainder of year)	$645
2018	2,215
2019	1,929
2020	215
Total	$5,004

During the three months ended September 30, 2017 and 2016, the Company recognized $71 and $97, respectively, of interest expense related to the loan and security agreement with SVB. During the nine months ended September 30, 2017 and 2016, the Company recognized $259 and $147, respectively, of interest expense related to the loan and security agreement with SVB.

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

The Company determined that the deliverables under its agreement with Bayer include (i) research services to be provided over the research term, (ii) a development and commercialization license and (iii) the Company’s participation in a Joint Steering Committee (“JSC”) and a Joint Research and Development Committee (“JRDC”) to be provided over the research term. The Company determined that the development and commercialization license and involvement in the JSC and the JRDC do not have standalone value to Bayer and, therefore, are not separable from the delivery of the research services. Therefore, all deliverables under the agreement have been combined and accounted for as a single unit of accounting. Accordingly, the upfront license payment and research payments are being recognized by the Company as revenue on a straight-line basis over the estimated performance period, which approximates the 54-month research term of the agreement with Bayer that commenced in June 2014. As future research payments are earned, the Company will recognize as revenue the portion of payments equal to the percentage of the elapsed research term to the total estimated research term, with the remaining portion of consideration received being recognized over the remaining estimated performance period on a straight-line basis. The Company concluded at the outset of the arrangement that none of the future milestone payments included in the arrangement qualified as substantive milestones. Any future milestone payments will be recognized, along with the other arrangement consideration, over the remaining estimated period of performance, if any, beginning at the time a milestone payment is earned, with a cumulative catch-up being recognized for the elapsed portion of the estimated research term. As of September 30, 2017, the Company had not earned any milestone or royalty payments.

Revenue recognized under the collaboration agreement with Bayer consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue:
Bayer Collaboration	$4,480	$2,762	$12,467	$7,339
	$4,480	$2,762	$12,467	$7,339

During the three and nine months ended September 30, 2017 and 2016, research payments earned by the Company under the collaboration agreement totaled $2,779, $8,241, $1,808 and $4,391, respectively. As of September 30, 2017, the unbilled amount of earned research payments was $2,779. The costs incurred by the Company related to the research activities of the collaboration agreement are recorded as research and development expense in the condensed consolidated statements of operations and comprehensive loss.

As of September 30, 2017 and December 31, 2016, deferred revenue related to the collaboration agreement with Bayer totaled $15,551 and $17,326, respectively, which related to the upfront license payment, research services payments and advance payments for future research services.

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

As of September 30, 2017, the total number of shares reserved under the 2015 Plan and the 2013 Stock Option Plan was 6,890,841 and the Company had 1,097,881 shares available for future issuance under the 2015 Stock Option Plan.

During the three and nine months ended September 30, 2017, the Company granted to employees and directors no shares of restricted common stock and options to purchase 334,000 and 1,430,300 shares of common stock.

During the nine months ended September 30, 2017, the Company did not grant to non-employees any stock-based awards.

2015 Employee Stock Purchase Plan

As of September 30, 2017, the total number of shares reserved and available under the 2015 Employee Stock Purchase Plan (“ESPP”) was 507,020. As of September 30, 2017, there was no activity under the ESPP.

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2016	4,185,699	$4.26	8.4	$4,757
Granted	1,430,300	$1.80
Exercised	(165,647)	$1.30		$779
Cancelled	(302,880)	$6.60
Outstanding as of September 30, 2017	5,147,472	$3.53	6.9	$14,123
Options vested and expected to vest as of September 30, 2017	5,147,472	$3.53	6.9	$14,123
Options exercisable as of September 30, 2017	2,858,133	$3.70	5.6	$7,352

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock at September 30, 2017.

The weighted average grant-date fair value of stock options granted during the three and nine months ended September 30, 2017, was $1.35 and $1.80 per share.

Restricted Common Stock

The Company has granted restricted common stock with time-based vesting conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder. These restrictions lapse according to the time-based vesting conditions of each award. The following table summarizes the Company’s restricted common stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted common stock at December 31, 2016	70,053	$0.88
Issued	—
Vested	(62,375)	$0.85
Unvested restricted common stock at September 30, 2017	7,678	$1.12

The total fair value of restricted common stock vested during the nine months ended September 30, 2017 was $374.

Stock-Based Compensation

Stock-based compensation expense related to stock options and restricted common stock was classified in the condensed consolidated statements of operations and comprehensive loss excluding expense associated with stock options modified in connection with the Company’s June 2017 restructuring efforts (Refer to Note 10) as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Research and development	$312	$371	$974	$855
General and administrative	395	688	1,637	1,534
	$707	$1,059	$2,611	$2,389

As of September 30, 2017, total unrecognized compensation cost related to the unvested awards was $4,877, which is expected to be recognized over a weighted average period of 2.2 years.

8.	Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(16,947)	$(14,365)	$(42,748)	$(35,976)
Denominator:
Weighted average common shares outstanding — basic and diluted	25,080,616	25,033,822	25,056,012	25,024,935
Less: Weighted average shares of unvested restricted common stock outstanding	(20,198)	(103,474)	(40,848)	(124,162)
Weighted average common shares outstanding used in calculating net loss per share attributable to common stockholders — basic and diluted	25,060,418	24,930,348	25,015,164	24,900,773
Net loss per share attributable to common stockholders — basic and diluted	$(0.68)	$(0.58)	$(1.71)	$(1.44)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Options to purchase common stock	5,147,472	4,161,728	5,147,472	4,161,728
Unvested restricted common stock	7,678	90,842	7,678	90,842
	5,155,150	4,252,570	5,155,150	4,252,570

9.	Commitments and Contingencies

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

During the three and nine months ended September 30, 2017 and 2016, the Company recognized $315, $881, $263 and $797 of rental expense related to office and laboratory space, respectively.

The following table summarizes the future minimum lease payments under the Cambridge and Woburn operating leases as of September 30, 2017:

Year Ending December 31,
2017 (remainder of year)	$303
2018	1,426
2019	1,490
2020	605
2021	132
Total	$3,956

The Company is further responsible for its pro rata share of operating expenses, real estate taxes and utilities of the facilities housing the leased office and laboratory space.

Legal Proceedings

On October 11, 2017, Louis Scarantino, alleging himself to be a stockholder of the Company, filed a putative class action complaint in the United States District Court for the District of Massachusetts, captioned Louis Scarantino v. Dimension Therapeutics, Inc. et al., Case No. 1:17-cv-11964 (the “Scarantino Complaint”) against the Company, all members of the Company’s board of directors, Ultragenyx Pharmaceutical Inc. (“Ultragenyx”), a Delaware corporation, and Mystic River Merger Sub Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Ultragenyx ( “Purchaser”). Among other things, the Scarantino Complaint alleges that the Company, and the members of the Company’s board of directors in their capacity as controlling persons, omitted to state material information in the Schedule 14D-9 filed with the SEC on October 10, 2017 (together with the exhibits thereto and as amended or supplemented from time to time, the “Schedule 14D-9”) by the Company, rendering it false and misleading and in violation of the Exchange Act and related regulations. In addition, the Scarantino Complaint alleges that the members of the Company’s board of directors acted as controlling persons of the Company within the meaning and in violation of Section 20(a) of the Exchange Act to influence and control the dissemination of the allegedly defective Schedule 14D-9. The Scarantino Complaint seeks, among other things, an order enjoining consummation of the Merger (as defined below), the Offer (as defined below), and other transactions contemplated by the Merger Agreement (as defined below) (together with the Merger and the Offer, the “Transactions”), rescission of the Transactions if they have already been consummated or rescissory damages, an order directing the Company to file a solicitation statement that does not contain any untrue statement of material fact and states that all material facts required in order to make the statements contained therein not misleading, a declaration that the defendants violated Sections 14(e), 14(d), 20(a) and Rule 14d-9 of the Exchange Act, and an award of costs, including attorneys’ fees and experts’ fees.

On October 15, 2017, another purported stockholder of the Company filed a putative class action lawsuit against the Company and its directors in the United States District Court for the District of Massachusetts, captioned Michael Rubin v. Dimension Therapeutics, Inc. et al., Case No. 1:17-cv-11992 (the “Rubin Complaint”). Among other things, the Rubin Complaint alleges that the Company, and its directors in their capacity as controlling persons, violated federal securities laws by failing to disclose material information in the Schedule 14D-9. The Rubin Complaint seeks, among other things, an order enjoining consummation of the Transactions, rescission of the Transactions if they have already been consummated or rescissory damages, and an award of plaintiffs’ costs, including reasonable allowance for attorneys’ fees and experts’ fees.

On October 19, 2017, another purported stockholder of the Company filed a putative class action lawsuit against the Company and its directors in the United States District Court for the District of Massachusetts, captioned Brian Eliyahou v. Dimension Therapeutics, Inc. et al., Case No. 1:17-cv-12052 (the “Eliyahou Complaint”). Among other things, the Eliyahou Complaint alleges that the Company, and its directors in their capacity as controlling persons, violated federal securities laws by failing to disclose material information in the Schedule 14D-9.  The Eliyahou Complaint also alleges that the directors breached their fiduciary duties by entering into the Transactions. The Eliyahou Complaint seeks, among other things, an order enjoining consummation of the Transactions, rescission of the Transactions if they have already been consummated or rescissory damages, commencement of a new transaction process, and an award of plaintiffs’ costs, including reasonable allowance for attorneys’ fees and experts’ fees.

The Company believes the allegations in each of the Scarantino Complaint, the Rubin Complaint, and the Eliyahou Complaint are without merit and the Company has not recorded any amount for a loss contingency with respect to these matters. Additionally, similar cases may also be filed in connection with the proposed merger.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2017.

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

During the three and nine months ended September 30, 2017, the Company recorded $836 and $1,130, respectively, of restructuring-related costs in operating expense, including employee severance, benefits and related costs, as well as stock option modifications. The non-cash stock option modifications expenses for the three and nine months ended September 30, 2017 were $279 and $307, respectively. The Company does not expect to incur any additional significant costs associated with this restructuring.

The following table summarizes the restructuring costs by category for the periods indicated:

	Three Months Ended September 30, 2017
	Cash	Non-Cash	Total
Research and development	$124	$74	$198
General and administrative	433	205	638
	$557	$279	$836

	Nine Months Ended September 30, 2017
	Cash	Non-Cash	Total
Research and development	$323	$102	$425
General and administrative	500	205	705
	$823	$307	$1,130

The following table summarizes the restructuring reserve for the periods indicated:

	Three months ended September 30, 2017	Nine months ended September 30, 2017
Restructuring reserve beginning balance	$258	$—
Restructuring expenses incurred during the period	557	823
Amounts paid during the period	(249)	(257)
Restructuring reserve ending balance	$566	$566

11.	Subsequent Event

On October 2, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ultragenyx Pharmaceutical Inc., a Delaware corporation (“Ultragenyx”), and Mystic River Merger Sub Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Ultragenyx (“Purchaser”), pursuant to which and upon the terms and subject to the conditions thereof, on October 10, 2017, Purchaser commenced a cash tender offer (the “Offer”) to acquire all of the shares of the Company’s common stock (“Shares”) for a purchase price of $6.00 per share, net to the seller in cash (the “Offer Price”), without interest and subject to any required tax withholding.

Following the consummation of the Offer, Purchaser will merge with and into the Company (the “Merger”), with the Company surviving as a wholly-owned subsidiary of Ultragenyx. The Merger will be governed by Section 251(h) of the General Corporation Law of the State of Delaware (the “DGCL”), with no stockholder vote required to consummate the Merger. In the Merger, each outstanding Share (other than Shares held by the Company, or owned by Ultragenyx, or Purchaser (other than Shares held in trust accounts, managed accounts and the like, or otherwise held in a fiduciary or agency capacity, that are beneficially owned by third parties) or held by stockholders who have properly exercised and perfected their respective demands for appraisal of such Shares in the time and manner provided in Section 262 of the DGCL and, as of the effective time of the Merger, have neither effectively withdrawn nor lost their rights to such appraisal and payment under the DGCL) will be canceled and converted automatically into the right to receive cash in an amount equal to the Offer Price, without interest and subject to any required tax withholding.

The Merger Agreement may be terminated under certain circumstances, including in specified circumstances in connection with superior proposals, or if the transaction is not consummated by April 9, 2018. Upon the termination of the Merger Agreement, under specified circumstances, the Company will be required to pay Ultragenyx a termination fee of $2,850,000 and to reimburse Ultragenyx for the $2,850,000 termination fee paid by Ultragenyx on behalf of the Company in connection with the termination of the REGENXBIO Merger Agreement (as defined below). Completion of the Merger is anticipated to occur in the fourth quarter of 2017, although there can be no assurance the Merger will occur within the expected time frame or at all.

The Company had previously entered into an Agreement and Plan of Merger with REGENXBIO Inc., a Delaware corporation, and Muddy Charles Acquisition Corporation, a Delaware corporation and a direct, wholly-owned subsidiary of REGENXBIO Inc., on August 24, 2017 (the “REGENXBIO Merger Agreement”), pursuant to which Muddy Charles Acquisition Corporation would merge with and into the Company, with the Company surviving the Merger as a wholly-owned subsidiary of REGENXBIO Inc. On October 2, 2017, prior to entering into the Merger Agreement with Ultragenyx, the Company terminated the REGENXBIO Merger Agreement. In connection with the termination of the REGENXBIO Merger Agreement, Ultragenyx paid REGENXBIO the $2,850,000 termination fee due under the REGENXBIO Merger Agreement on behalf of the Company.

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

Overview

We are a leader in discovering and developing new therapeutic products for people living with devastating rare and metabolic diseases associated with the liver, based on the most advanced mammalian adeno-associated virus (AAV) gene delivery technology. The liver is a vital organ that plays an important role in human metabolism and key physiologic functions, and is the target organ for our programs: ornithine transcarbamylase (OTC) deficiency, glycogen storage disease type Ia (GSDIa), hemophilia A, and Wilson disease. We continue to advance our lead clinical AAV8 program in OTC deficiency and our preclinical AAV8 programs, and we retain the global rights to all our AAV-based liver directed programs, with the exception of our hemophilia A program, which is partnered with Bayer. We have developed a robust scientific platform that brings together deep expertise in rare genetic diseases, liver biology, AAV gene therapy, pharmaceutical development, and mammalian vector manufacturing. We believe our continued development of our manufacturing processes, methods and expertise will yield the most comprehensive and leading manufacturing platform developed to date, including our next generation HeLa 2.0 platform, for AAV-based gene therapy product candidates. We believe that by leveraging the expertise created by our platform we will be able to accelerate the research and development of our pipeline of programs while continuing to discover and develop the next generation of products in this field.

We continue to make progress across our portfolio, including our ongoing Phase 1/2 open-label clinical trial of DTX301 (AAV8 OTC) in OTC deficiency and our IND enabling activities for DTX401 (AAV8 G6Pase) in GSDIa and DTX201 in hemophilia A, the latter in partnership with Bayer. We remain focused on the advancement and commercialization of AAV gene therapy products for people living with devastating rare and metabolic diseases associated with the liver, focusing our internal efforts on the advancement of three programs to key clinical milestones, DTX301 for OTC deficiency, DTX401 for GSDIa and DTX201 for hemophilia A, the latter in partnership with Bayer.  Our pipeline consists of the following programs for the treatment of rare and metabolic diseases associated with the liver, also known as inherited metabolic disorders (IMD), and hemophilia:

•

DTX301 is our AAV8 gene therapy product candidate designed for the treatment of patients with OTC deficiency. OTC deficiency is the most common urea cycle disorder and we estimate that there are approximately 10,000 patients worldwide with OTC deficiency, of which we estimate approximately 80% are classified as late-onset, our target population. In November 2016, we submitted an IND for DTX301 with FDA, and in December 2016, we received notification allowing us to proceed with our Phase 1/2 open-label clinical trial of DTX301 and initiated the clinical trial. We have twelve sites open in the United States, Canada, Spain and the United Kingdom, initiated patient dosing in August 2017, and expect to disclose initial data from our Phase 1/2 open-label clinical trial at the end of 2017. In June 2016, our Phase 1/2 clinical trial protocol for DTX301 received unanimous approval by the National Institutes of Health's Recombinant DNA Advisory Committee (RAC). In addition, DTX301 was granted Orphan Drug Designation in the United States and Europe in January and March 2016, respectively, and received Fast Track designation in the United States in January 2017. To evaluate therapeutic response of DTX301, we plan to measure ammonia levels and other biomarkers, including [13]C-acetate, which are established measures of OTC deficiency disease status and hepatocyte (liver) ureagenesis capacity, respectively.

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

We continue to evaluate the DTX101 data to determine what next steps should be taken on the program. As of the September 22, 2017 cutoff date, all patients in cohort 1 and cohort 2 have normal alanine aminotransferase (ALT) levels. While we expect our evaluation to take some time to complete, we plan to present full study findings, including results from the biomarker and immune analyses, at a future scientific conference. We remain committed to the hemophilia community, including our ongoing IND enabling activities for DTX201 in hemophilia A, in collaboration with Bayer, and all ongoing follow-up of the six patients dosed in our Phase 1/2 clinical trial of DTX101 in hemophilia B. This includes our ongoing DTX101 extension study for hemophilia B which will monitor all patients dosed for up to five years post dosing. The FDA’s Data and Safety Monitoring Committee for our DTX101 Phase

1/2 study has received regular communications and updates on the study data, including the decision to discontinue clinical development of DTX101.

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

Since our inception on June 20, 2013, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring and developing product and technology rights, and conducting research and development activities for our product candidates. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations to date with proceeds from the sale of our equity securities and payments received in connection with our collaboration agreement with Bayer, and, to a lesser extent, through borrowings under a loan and security agreement. Through September 30, 2017, we had received net proceeds of $88.8 million from our sales of preferred stock, $64.6 million from our initial public offering, $47.2 million under the collaboration agreement with Bayer, and $7.8 million from borrowings under a loan and security agreement.

Since our inception, we have incurred significant operating losses. Our net losses were $16.9 million, $42.7 million, $14.4 million and $36.0 million for the three and nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, we had an accumulated deficit of $142.9 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses and capital requirements will increase in connection with our ongoing activities, as we:

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

As of September 30, 2017, we had cash, cash equivalents and marketable securities of $33.7 million. We believe our existing cash, cash equivalents and marketable securities as of September 30, 2017 and reimbursements and $15 million in milestones to be received in connection with our collaboration agreement with Bayer will enable us to fund our operating expenses and capital expenditure requirements into Q4 2018. Without the milestones, the company would be able to fund operations to mid-2018. See “— Liquidity and Capital Resources.”

Recent Development – Merger Agreement

On October 2, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ultragenyx Pharmaceutical Inc., a Delaware corporation (“Ultragenyx”), and Mystic River Merger Sub Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Ultragenyx (“Purchaser”), pursuant to which and upon the terms and subject to the conditions thereof, on October 10, 2017, Purchaser commenced a cash tender offer (the “Offer”) to acquire all of the shares of the Company’s common stock (“Shares”) for a purchase price of $6.00 per share, net to the seller in cash (the “Offer Price”), without interest and subject to any required tax withholding.

Following the consummation of the Offer, Purchaser will merge with and into the Company (the “Merger”), with the Company surviving as a wholly-owned subsidiary of Ultragenyx. The Merger will be governed by Section 251(h) of the General Corporation Law of the State of Delaware (the “DGCL”), with no stockholder vote required to consummate the Merger. In the Merger, each outstanding Share (other than Shares held by the Company, or owned by Ultragenyx, or Purchaser (other than Shares held in trust accounts, managed accounts and the like, or otherwise held in a fiduciary or agency capacity, that are beneficially owned by third parties) or held by stockholders who have properly exercised and perfected their respective demands for appraisal of such Shares in the time and manner provided in Section 262 of the DGCL and, as of the effective time of the Merger, have neither effectively withdrawn nor lost their rights to such appraisal and payment under the DGCL) will be canceled and converted automatically into the right to receive cash in an amount equal to the Offer Price, without interest and subject to any required tax withholding.

The Merger Agreement may be terminated under certain circumstances, including in specified circumstances in connection with superior proposals, or if the transaction is not consummated by April 9, 2018. Upon the termination of the Merger Agreement, under specified circumstances, the Company will be required to pay Ultragenyx a termination fee of $2,850,000 and to reimburse Ultragenyx for the $2,850,000 termination fee paid by Ultragenyx on behalf of the Company in connection with the termination of the REGENXBIO Merger Agreement (as defined below). Completion of the Merger is anticipated to occur in the fourth quarter of 2017, although there can be no assurance the Merger will occur within the expected time frame or at all.

The Company had previously entered into an Agreement and Plan of Merger with REGENXBIO Inc., a Delaware corporation, and Muddy Charles Acquisition Corporation, a Delaware corporation and a direct, wholly-owned subsidiary of REGENXBIO Inc., on August 24, 2017 (the “REGENXBIO Merger Agreement”), pursuant to which Muddy Charles Acquisition Corporation would merge with and into the Company, with the Company surviving the Merger as a wholly-owned subsidiary of REGENXBIO Inc. On October 2, 2017, prior to entering into the Merger Agreement with Ultragenyx, the Company terminated the REGENXBIO Merger Agreement. In connection with the termination of the REGENXBIO Merger Agreement, Ultragenyx paid REGENXBIO the $2,850,000 termination fee due under the REGENXBIO Merger Agreement on behalf of the Company.

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

The deliverables under our agreement with Bayer include (1) research services to be provided over the research term, (2) a development and commercialization license and (3) our participation in a Joint Steering Committee, or JSC, and a Joint Research and Development Committee, or JRDC, to be provided over the research term. We determined that the development and commercialization license and involvement in the JSC and the JRDC do not have standalone value to Bayer and, therefore, are not separable from the delivery of the research services. Therefore, all deliverables under the agreement have been combined and accounted for as a single unit of accounting. Accordingly, the upfront license payment and research payments are being recognized by us as revenue on a straight-line basis over the estimated performance period, which approximates the 54-month research term of the agreement with Bayer that commenced in June 2014. As future research payments are earned, we will recognize as revenue the portion of payments equal to the percentage of the elapsed research term to the total estimated research term, with the remaining portion of consideration received being recognized over the remaining estimated performance period on a straight-line basis. We concluded at the outset of the arrangement that none of the future milestone payments included in the arrangement qualified as substantive milestones. Any future milestone payments will be recognized, along with the other arrangement consideration, over the remaining estimated period of performance, if any, beginning at the time a milestone payment is earned, with a cumulative catch-up being recognized for the elapsed portion of the estimated research term. As of September 30, 2017, we had not earned any milestone or royalty payments.

During the three and nine months ended September 30, 2017 and 2016, we recognized revenue related to our collaboration agreement with Bayer as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Revenue:
Bayer Collaboration	$4,480	$2,762	$12,467	$7,339
	$4,480	$2,762	$12,467	$7,339

As of September 30, 2017, the unbilled amount of earned research payments was $2.8 million. As of September 30, 2017, we had short-term and long-term deferred revenue of $10.5 million and $5.1 million, respectively, related to our collaboration agreement with Bayer.

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

The table below summarizes our research and development expenses incurred by development program:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
DTX101	$985	$1,220	$3,076	$5,071
DTX201	1,459	493	4,183	1,029
DTX301	5,287	4,277	11,846	7,366
DTX401	1,637	1,339	5,741	2,885
Other research and development programs	570	829	2,064	2,266
Unallocated expenses	6,195	5,638	17,026	15,224
Total research and development expenses	$16,133	$13,796	$43,936	$33,841

We expect that our expenses will increase in connection with our planned preclinical manufacturing and clinical development activities in the near term. This includes all ongoing follow-up of the six patients dosed in our discontinued Phase 1/2 clinical trial of DTX101 in hemophilia B and our ongoing extension study which will monitor all patients dosed for up to five years post dosing. At this time, we cannot reasonably estimate the costs for completing the preclinical and clinical development of any of our product candidates.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended September 30, 2017 and 2016:

	Three Months Ended
	September 30,		Increase
	2017	2016	(Decrease)
	(in thousands)
Revenue	$4,480	$2,762	$1,718
Operating expenses:
Research and development	16,133	13,796	2,337
General and administrative	5,320	3,305	2,015
Total operating expenses	21,453	17,101	4,352
Loss from operations	(16,973)	(14,339)	(2,634)
Interest income (expense), net	26	(26)	52
Net loss	$(16,947)	$(14,365)	$(2,582)

Revenue

We generate revenue from our collaboration agreement with Bayer and recognized $4.5 million of revenue for the three months ended September 30, 2017 and $2.8 million for three months ended September 30, 2016. The $1.7 million increase was due to services performed in connection with our performance obligations under the collaboration agreement with Bayer. Amounts recorded as deferred revenue under the collaboration agreement with Bayer totaled $15.6 million as of September 30, 2017 and $17.3 million as of December 31, 2016.

Research and Development Expenses

	Three Months Ended
	September 30,		Increase
	2017	2016	(Decrease)
	(in thousands)
Direct research and development expenses by program:
DTX101	$985	$1,220	$(235)
DTX201	1,459	493	966
DTX301	5,287	4,277	1,010
DTX401	1,637	1,339	298
Other research and development programs	570	829	(259)
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	3,924	2,863	1,061
Services	347	703	(356)
Facility related	572	504	68
Lab consumables and other	1,352	1,568	(216)
Total research and development expenses	$16,133	$13,796	$2,337

Research and development expenses were $16.1 million for the three months ended September 30, 2017, compared to $13.8 million for the three months ended September 30, 2016. The increase of $2.3 million was due primarily to the increase of $1.0 million in DTX301 manufacturing and clinical expenses as we transition from preclinical development to our Phase 1/2 clinical trial, $1.0 million in DTX201 manufacturing and IND-enabling expenses and $0.6 million in unallocated research and development expenses, offset by a decrease of $0.2 million DTX101-related expenses due to lower clinical and manufacturing expenses and $0.3 million of other research and development programs.

General and Administrative Expenses

	Three Months Ended
	September 30,		Increase
	2017	2016	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$2,541	$1,816	$725
Professional fees	2,528	1,059	1,469
Facility related	137	173	(36)
Other	114	257	(143)
Total general and administrative expenses	$5,320	$3,305	$2,015

General and administrative expenses were $5.3 million for the three months ended September 30, 2017, compared to $3.3 million for the three months ended September 30, 2016. The increase of $2.0 million was primarily due to a $1.5 million increase in professional fees primarily due to merger related costs and $0.8 million increase in personnel related costs, offset by $0.2 million decrease in facility related costs and other costs.

Interest Income (Expense), net

Our interest income (expense), net consisted of interest earned on our cash equivalents and marketable securities as well as interest expense incurred on borrowings at various dates under our loan and security agreement entered into with SVB in August 2014, as last amended in February 2016. We recorded $26.3 thousand of interest income, net of $93.0 thousand of interest expense, for the three months ended September 30, 2017, compared to $26.3 thousand of interest expense, net of $56.0 thousand of interest income, for the three months ended September 30, 2016.

Comparison of the Nine Months Ended September 30, 2017 and 2016

The following table summarizes our results of operations for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30,		Increase
	2017	2016	(Decrease)
	(in thousands)
Revenue	$12,467	$7,339	$5,128
Operating expenses:
Research and development	43,936	33,841	10,095
General and administrative	11,362	9,482	1,880
Total operating expenses	55,298	43,323	11,975
Loss from operations	(42,831)	(35,984)	(6,847)
Interest income (expense), net	83	8	75
Net loss	$(42,748)	$(35,976)	$(6,772)

Revenue

We generate revenue from our collaboration agreement with Bayer and recognized $12.5 million of revenue for the nine months ended September 30, 2017 and $7.3 million for the nine months ended September 30, 2016. The $5.1 million increase was due to services performed in connection with our performance obligations under the collaboration agreement with Bayer. Amounts recorded as deferred revenue under the collaboration agreement with Bayer totaled $15.6 million as of September 30, 2017 and $17.3 million as of December 31, 2016.

Research and Development Expenses

	Nine Months Ended
	September 30,		Increase
	2017	2016	(Decrease)
	(in thousands)
Direct research and development expenses by program:
DTX101	$3,076	$5,071	$(1,995)
DTX201	4,183	1,029	3,154
DTX301	11,846	7,366	4,480
DTX401	5,741	2,885	2,856
Other research and development programs	2,064	2,266	(202)
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	9,843	7,605	2,238
Services	1,630	2,102	(472)
Facility related	1,665	1,280	385
Lab consumables and other	3,888	4,237	(349)
Total research and development expenses	$43,936	$33,841	$10,095

Research and development expenses were $43.9 million for the nine months ended September 30, 2017, compared to $33.8 million for the nine months ended September 30, 2016. The increase of $10.1 million was due primarily to the increase of $4.5 million in DTX301 manufacturing and clinical expenses as we transition from preclinical development to our Phase 1/2 clinical trial, $2.9 million in DTX401 manufacturing and IND-enabling expenses, $3.2 million in DTX201 manufacturing and IND-enabling expenses, and $1.8 million of unallocated research and development expenses, offset by decrease of $2.0 million in DTX101-related expenses due to lower clinical activity and manufacturing expenses. The increase of $1.8 million in unallocated research and development expenses was due to $2.2 million increase in personnel-related costs (including $0.2 million stock-based compensation) as a result of hiring additional full-time employees in the second half of 2016 to support the growth in our operations as well as costs associated with the Company’s June 2017 restructuring, offset by $0.5 million decrease in services costs.

General and Administrative Expenses

	Nine Months Ended
	September 30,		Increase
	2017	2016	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$5,632	$4,864	$768
Professional fees	4,759	3,407	1,352
Facility related	442	462	(20)
Other	529	749	(220)
Total general and administrative expenses	$11,362	$9,482	$1,880

General and administrative expenses were $11.4 million for the nine months ended September 30, 2017, compared to $9.5 million for the nine months ended September 30, 2016. The increase of $1.9 million was primarily due to a $1.4 million increase in professional fees primarily due to merger related costs.

Interest Income (Expense), net

Our interest income (expense), net consisted of interest earned on our cash equivalents as well as interest expense incurred on borrowings at various dates under our loan and security agreement entered into with SVB in August 2014, as amended. We recorded $83.2 thousand of interest income, net of $311.8 thousand of interest expense, for the nine months ended September 30, 2017, compared to $8.2 thousand of interest income, net of $147.8 thousand of interest expense, for the nine months ended September 30, 2016.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have generated revenue to date only from our collaboration agreement with Bayer. We have not yet commercialized any of our product candidates, which are in various phases of preclinical and clinical development, and we do not expect to generate revenue from sales of any product for several years, if at all. We have funded our operations to date with proceeds from the sale of our equity securities and payments received in connection with our collaboration agreement with Bayer, and, to a lesser extent, through borrowings under a loan and security agreement, as amended, that we entered into with SVB in August 2014. Through September 30, 2017, we had received net proceeds of $88.8 million from our sales of preferred stock, $64.6 million from our IPO, $47.2 million under the collaboration agreement with Bayer, and $7.8 million from borrowings under a loan and security agreement.

As of September 30, 2017, we had cash, cash equivalents and marketable securities totaling $33.7 million. We invest our cash in money market funds, U.S. government securities, corporate bonds, and commercial paper, with the primary objectives to preserve principal, provide liquidity and maximize income without significantly increasing risk.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended
	September 30,
	2017	2016
	(in thousands)
Cash used in operating activities	$(42,873)	$(32,252)
Cash provided by (used in) in investing activities	28,505	(25,237)
Cash provided by (used in) financing activities	(1,321)	5,385
Net (decrease) increase in cash and cash equivalents	$(15,689)	$(52,104)

Operating activities. During the nine months ended September 30, 2017, operating activities used $42.9 million of cash, resulting from our net loss of $42.7 million, partially offset by non-cash charges of $4.7 million and cash used by changes in our operating assets and liabilities of $4.8 million. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2017 consisted primarily of a $0.9 million increase in accounts receivable, a $1.1 million increase in prepaid expense, $1.3 million decrease in accounts payable, and a $1.8 decrease in deferred revenue.

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

Investing activities. During the nine months ended September 30, 2017, net cash provided by investing activities $28.5 million of cash in investing activities, consisting primarily of maturities of marketable securities of $29.8 million which were offset by purchases of marketable securities of $1.2 million.

During the nine months ended September 30, 2016, we used $25.2 million of cash in investing activities, consisting primarily of purchases of marketable securities of $18.8 million and purchases of property and equipment related to the Woburn, MA facility of $6.4 million.

Financing activities. During the nine months ended September 30, 2017, financing activities used $1.3 million, consisting primarily of repayment of notes payable of $1.8 million which were offset by proceeds from issuance of notes payable of $0.3 million and proceeds from exercise of common stock options of $0.2 million.

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

As of September 30, 2017, we had cash, cash equivalents and marketable securities of $33.7 million. We believe our existing cash, cash equivalents and marketable securities as of September 30, 2017 and reimbursements and $15.0 million in milestones to be received in connection with our collaboration agreement with Bayer will enable us to fund our operating expenses and capital expenditure requirements into Q4 2018. Without the milestones, the company would be able to fund operations to mid-2018. This raises substantial doubt of our ability to operate as a going concern for a period of one year from the issuance of these financial statements. See Note 1 to the condensed consolidated financial statements for management's plans. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect or fail to achieve certain milestones under the Bayer agreement.

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

Loan and Security Agreement

In August 2014, we entered into a loan and security agreement with Silicon Valley Bank (“SVB”), which provided for advances under an equipment line of up to $1.8 million. Through September 30, 2017, we had borrowed $1.8 million available under the loan and security agreement and had made $1.4 million of scheduled principal repayments. Under the loan and security agreement, for each advance under the equipment line, we are obligated to make six monthly, interest-only payments. Thereafter, we are obligated to pay 36 monthly installments of interest and principal. Outstanding principal under the loan and security agreement accrue interest at an annual rate of 5.5%, which was determined on the date of each drawdown.

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

In February 2016, we entered into a second amendment to the loan and security agreement with SVB. Under the second amendment, we may borrow an aggregate principal amount of up to $7.0 million for certain equipment purchases. Through September 30, 2017, we had borrowed $6.1 million under second amendment of our loan and security agreement and made $1.4 million of scheduled principal payments. Under the loan and security agreement, for each advance under the equipment line, we are obligated to make six monthly, interest-only payments. Thereafter, we are obligated to pay 36 monthly installments of interest and principal. Outstanding principal under the advances of the second amendment to the loan and security agreement accrue interest at an annual rate of 3.0%, which was determined on the date of each drawdown. In addition, the Company is required to make an additional final payment equal to 6% of the original principal amount of each advance due on the earliest to occur of the maturity date of the advance, acceleration of the terms of the loan, prepayment of the advance or termination of the loan and security agreement. As of September 30, 2017, the Company accrues the related total final payments due of $0.4 million to outstanding debt by charges to interest expense using the effective-interest method from the date of issuance through the maturity date.

Through September 30, 2017, we had borrowed a total of $7.8 million available under the loan and security agreement, as amended, and had made $2.8 million of scheduled principal repayments. Borrowings under the loan and security agreement are secured by substantially all of our assets, except for our intellectual property. There are no financial covenants associated with the loan and security agreement. There are negative covenants restricting our activities, such as disposing of our business or certain assets, changing our business, management, ownership or business locations, incurring additional debt or liens or making payments on other debt, making certain investments and declaring dividends, acquiring or merging with another entity, engaging in transactions with affiliates or encumbering intellectual property. The obligations under the loan and security agreement are subject to acceleration upon occurrence of specified events of default, including a material adverse change in our business, operations or financial or other condition.

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

We had cash, cash equivalents and marketable securities of approximately $33.7 million at September 30, 2017. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash, cash equivalents and marketable securities and the conservative nature of our investments, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation. We do not own any foreign currency or other derivative financial instruments.

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

Based on this evaluation, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2017, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business.

On October 11, 2017, Louis Scarantino, alleging himself to be a stockholder of the Company, filed a putative class action complaint in the United States District Court for the District of Massachusetts, captioned Louis Scarantino v. Dimension Therapeutics, Inc. et al., Case No. 1:17-cv-11964 (the “Scarantino Complaint”) against the Company, all members of the Company’s board of directors, Ultragenyx, and Purchaser. Among other things, the Scarantino Complaint alleges that the Company, and the members of the Company’s board of directors in their capacity as controlling persons, omitted to state material information in the Schedule 14D-9 filed with the SEC on October 10, 2017 (together with the exhibits thereto and as amended or supplemented from time to time, the “Schedule 14D-9”) by the Company, rendering it false and misleading and in violation of the Exchange Act and related regulations. In addition, the Scarantino Complaint alleges that the members of the Company’s board of directors acted as controlling persons of the Company within the meaning and in violation of Section 20(a) of the Exchange Act to influence and control the dissemination of the allegedly defective Schedule 14D-9. The Scarantino Complaint seeks, among other things, an order enjoining consummation of the Merger (as defined herein), the Offer (as defined herein), and other transactions contemplated by the Merger Agreement (as defined herein) (together with the Merger and the Offer, the “Transactions”), rescission of the Transactions if they have already been consummated or rescissory damages, an order directing the Company to file a solicitation statement that does not contain any untrue statement of material fact and states that all material facts required in order to make the statements contained therein not misleading, a declaration that the defendants violated Sections 14(e), 14(d), 20(a) and Rule 14d-9 of the Exchange Act, and an award of costs, including attorneys’ fees and experts’ fees.

On October 15, 2017, another purported stockholder of the Company filed a putative class action lawsuit against the Company and its directors in the United States District Court for the District of Massachusetts, captioned Michael Rubin v. Dimension Therapeutics, Inc. et al., Case No. 1:17-cv-11992 (the “Rubin Complaint”). Among other things, the Rubin Complaint alleges that the Company, and its directors in their capacity as controlling persons, violated federal securities laws by failing to disclose material information in the Schedule 14D-9. The Rubin Complaint seeks, among other things, an order enjoining consummation of the Transactions, rescission of the Transactions if they have already been consummated or rescissory damages, and an award of plaintiffs’ costs, including reasonable allowance for attorneys’ fees and experts’ fees.

On October 19, 2017, another purported stockholder of the Company filed a putative class action lawsuit against the Company and its directors in the United States District Court for the District of Massachusetts, captioned Brian Eliyahou v. Dimension Therapeutics, Inc. et al., Case No. 1:17-cv-12052 (the “Eliyahou Complaint”). Among other things, the Eliyahou Complaint alleges that the Company, and its directors in their capacity as controlling persons, violated federal securities laws by failing to disclose material information in the Schedule 14D-9.  The Eliyahou Complaint also alleges that the directors breached their fiduciary duties by entering into the Transactions. The Eliyahou Complaint seeks, among other things, an order enjoining consummation of the Transactions, rescission of the Transactions if they have already been consummated or rescissory damages, commencement of a new transaction process, and an award of plaintiffs’ costs, including reasonable allowance for attorneys’ fees and experts’ fees.

The Company believes the allegations in each of the Scarantino Complaint, the Rubin Complaint, and the Eliyahou Complaint are without merit and the Company has not recorded any amount for a loss contingency with respect to these matters. Additionally, similar cases may also be filed in connection with the proposed merger.

Item 1A.	Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, together with all other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, before investing in our common stock. The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 9, 2017. Any of the risk factors we describe below could adversely affect our business, financial condition or results of operations. The market price of our common stock could decline if one or more of these risks or uncertainties actually occur, causing you to lose all or part of the money you paid to buy our common stock. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business. Certain statements below are forward-looking statements. See “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2017.

Risks Related to Our Business

*The announcement and pendency of our agreement to be acquired by Ultragenyx could adversely affect our business.

On October 2, 2017, the Company entered into the Merger Agreement, pursuant to which and upon the terms and subject to the conditions thereof, on October 10, 2017, Purchaser commenced a cash tender offer to acquire all of the shares of the Company’s common stock for a purchase price of $6.00 per share, net to the seller in cash, without interest and subject to any required tax withholding. Following the consummation of the Offer, Purchaser will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of Ultragenyx.

Uncertainty about the effect of the proposed merger on our clients, employees, partners and other parties may adversely affect our business. Our employees may experience uncertainty about their roles or seniority following the merger. There can be no assurance that our employees, including key personnel, can be retained to the same extent that we have previously been able to attract and retain employees. Any loss or distraction of such employees could adversely affect our business and operations. In addition, we have diverted, and will continue to divert, significant management resources towards the completion of the transaction, which could adversely affect our business and operations.

Parties with which we do business may experience uncertainty associated with the merger and related transactions, including with respect to current or future business relationships with us. Uncertainty may cause clients to refrain from doing business with us, which could adversely affect our business, results of operations and financial condition.

*The failure to complete the Merger with Ultragenyx could adversely affect our business.

Completion of the proposed Merger is subject to the satisfaction of various conditions, including the receipt of approvals from our shareholders and from government or regulatory agencies. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all. The proposed Merger gives rise to inherent risks that include:

•	new or pending shareholder litigation could prevent or delay the Merger or otherwise negatively impact our business and operations;
•	if the Merger is not completed, the share price of our common stock will change to the extent that the current market price of our stock reflects an assumption that the Merger will be completed;
•

the amount of the cash payment to be paid under the Merger agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;

•

legal or regulatory proceedings, including regulatory approvals from various domestic and foreign governmental entities (including any conditions, limitations or restrictions placed on these approvals) and the risk that one or more governmental entities may delay or deny approval, or other matters that affect the timing or ability to complete the transaction as contemplated;

•	the possibility of disruption to our business, including increased costs and diversion of management time and resources;
•	difficulties maintaining business and operational relationships, including relationships with customers, suppliers, and other business partners;
•	the inability to pursue alternative business opportunities or make changes to our business pending the completion of the proposed Merger;
•	the accuracy of the representations and warranties and compliance with the covenants contained in the Merger Agreement;
•	the requirement to pay a termination fee of $2.85 million if we terminate the Merger Agreement under certain circumstances defined in the Merger Agreement; and
•	the requirement to reimburse Ultragenyx for the $2.85 million termination fee paid by Ultragenyx on behalf of the Company in connection with the termination of the REGENXBIO Merger Agreement; and
•	developments beyond our control including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the proposed Merger.

Many of the conditions to consummation of the Offer and the Merger are not within our control or the control of Ultragenyx or Purchaser and none of us can predict when or if these conditions will be satisfied. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Finally, any disruption to our business resulting from the announcement and pendency of the merger and from intensifying competition from our competitors, including any adverse changes in our relationships with our clients, employees, partners and other parties, could continue or accelerate in the event of a failed transaction. There can be no assurance that our business, these relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the merger, if the merger is not consummated.

*While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could harm our operations and the future of our business or result in a loss of employees.

The Merger Agreement includes restrictions on the conduct of our business prior to the completion of the merger, generally requiring us to conduct our businesses in the ordinary course, consistent with past practice, and subjecting us to a variety of specified limitations absent Ultragenyx’s prior written consent. We may find that these and other contractual arrangements in the Merger Agreement may delay or prevent us from or limit our ability to respond effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management and board of directors think they may be advisable. The pendency of the merger may also divert management’s attention and our resources from ongoing business and operations. Our employees, customers and advertisers may have uncertainties about the effects of the merger. In connection with the pending Merger, it is possible that some customers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the merger. Similarly, current and prospective employees may experience uncertainty about their future roles with us following completion of the Merger, which may harm our ability to attract and retain key employees. If any of these effects were to occur, it could materially and adversely impact our revenues, earnings and cash flows and other business results and financial condition, as well as the market price of our common stock and our perceived acquisition value, regardless of whether the merger is completed. In addition, whether or not the merger is completed, while it is pending we will continue to incur costs, fees, expenses and charges related to the proposed merger, which may materially and adversely affect our business results and financial condition.

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

The clinical trial requirements of FDA, the NIH, Health Canada, the EMA and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the product candidate. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied product candidates. Only one AAV gene therapy product, Glybera from uniQure N.V., or uniQure, has received marketing authorization from the European Commission and no AAV gene therapy product has yet been approved in the United States; however, an FDA advisory committee panel voted unanimously 16-0 to recommend approval for Spark Therapeutics’ drug, LUXTURNA™ (voretigene neparvovec) in October 2017. Approvals by the European Commission may not be indicative of what FDA may require for approval and different or additional preclinical studies or clinical trials may be required to support regulatory approval in each respective jurisdiction.

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

If there is a public RAC review, the receipt of the final recommendation letter concludes the protocol registration process and then oversight body, or bodies, approval can be issued. While the RAC completed its initial public review for DTX301 and DTX201, approving the protocols and issuing written recommendations, the RAC will continue to review DTX301 and DTX201, and may recommend additional public reviews in the future with respect to DTX301, DTX201, or any of our other product candidates. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause FDA or other oversight bodies to change the requirements for approval of any of our product candidates. Similarly, the EMA governs the development of gene therapies in the European Union and may issue new guidelines concerning the development and marketing authorization for gene therapy products and require that we comply with these new guidelines.

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

*Clinical development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

We have focused our research and development efforts to date on our ongoing Phase 1/2 open-label clinical trial of DTX301 for OTC deficiency, which was initiated in December 2016 and we dosed our first patient in August 2017, as well as our recently discontinued Phase 1/2 clinical trial of DTX101 in hemophilia B, and on our gene therapy platform, identifying our targeted disease indications and our initial product candidates, and our future success depends on our successful development of viable AAV, gene therapy product candidates. These product candidates are based on a relatively new technology that has been exposed to a limited number of patients in the clinic, which makes it difficult to predict the time and cost of development.

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

*Our transition from HEK293 to a HeLa platform may require additional toxicology and comparability studies, which may result in delays to the approval process for our current or future programs and increased costs resulting from additional preclinical trials.

We have conducted some of our preclinical evaluations with viral vectors produced on adherent and suspension platforms utilizing human embryonic kidney 293, or HEK293, and HeLa cells, the latter an immortal cell line used in scientific research. HeLa is the oldest and most commonly used human cell line. We are conducting our Phase 1/2 trial of DTX301, and plan to conduct our Phase 1/2 trials of DTX401, and potentially other programs using viral vectors produced on the HEK293 platform. We plan to conduct our Phase 1/2 trial of DTX201 using viral vectors produced on the HeLa platform. For Phase 3 studies and commercial production of each of our product candidates, we plan to use HeLa. Even if we successfully complete our planned preclinical studies and clinical trials using vectors produced on our adherent and suspension HEK293 and HeLa platforms, FDA or other regulatory authorities may require additional toxicology and/or a clinical bridge study, or comparability study, the latter showing comparability of vectors produced on the HeLa platform prior to commencing Phase 3 trials of DTX301, DTX401, DTX701, DTX501, and DTX601 delaying the development process. For example, while FDA has agreed to our plan, other regulators may require additional assessments of HeLa material during the manufacturing of our products as well as additional animal studies. In addition, if we make manufacturing or formulation changes to our product candidates in the future, we may need to conduct additional preclinical studies to bridge our modified product candidates to earlier versions. If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

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

*We face significant competition in an environment of rapid technological change and the possibility that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may harm our business and financial condition, and our ability to successfully market or commercialize our product candidates.

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

We are aware of several companies focused on developing gene therapies in various indications using various modalities including AAV vectors, including Spark Therapeutics, Inc., Applied Genetic Technologies Corporation, Asklepios BioPharmaceutical, Inc., Audentes Therapeutics, Inc., Adverum Biotechnologies, AveXis, Inc., Voyager Therapeutics, Inc., GenSight Biologies SA, NightstaRx Limited, Selecta Biosciences, Inc., REGENX, Vivet Therapeutics, Abeona Therapeutics, Inc., bluebird bio, Inc. and uniQure as well as several companies addressing other methods for modifying genes and regulating gene expression. Any advances in gene therapy technology made by a competitor may be used to develop therapies that could compete against any of our product candidates. If any of our competitors obtain regulatory approval of a gene therapy product for a disease that our current or future product candidates target, it may significantly diminish the market opportunity for our competing product candidate. This risk is particularly applicable when the patient populations for a disease are very small, which is the case for our product candidates, and in the field of gene therapy where a single administration may be sufficient to durably treat the disease.

The main competitors for our specific programs are as follows:

•	DTX301: Arcturus Therapeutics Inc., Castle Creek Pharma LLC, ethris, GmbH, PhaseRx, Inc., Selecta Biosciences, Inc., Synlogic, Inc., and Translate Bio.
•	DTX401: CRISPR Therapeutics, Viking Therapeutics Inc., and new medical food products and longer-acting corn starch formulations.
•

DTX201: Alnylam Incorporated, BioMarin Pharmaceutical Inc., Bioverativ, Freeline Therapeutics Ltd., LogicBio Therapeutics, Inc., Novo Nordisk S/A, Pfizer, Inc., Genentech/Roche Holding AG, Sangamo Biosciences, Inc., Shire plc, Spark Therapeutics, Inc., Telethon Institute for Gene Therapy in collaboration with Bioverativ, and uniQure.

•	DTX701: GMP-Orphan SAS, EffRx Pharmaceuticals, Kadmon Inc., Krisani Bio, Inc., Vivet Therapeutics, and Wilson Therapeutics AB.
•	DTX501: American Gene Technologies International, Inc., BioMarin, Inc., Codexis, Inc./Nestlé Health Science Inc., Synlogic, Inc. and Synthetic Biologics, Inc.
•	DTX601: PhaseRx, Inc., Synlogic, Inc., and Vivet Therapeutics

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

As of September 30, 2017, we reviewed the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification Topic 205-40, Presentation of Financial Statements - Going Concern, or ASC 205-40, which requires management to assess our ability to continue as a going concern for one year after the date the financial statements are issued. As further discussed in “Note 1-Nature of the Business and Basis of Presentation” to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, substantial doubt is deemed to exist about the company’s ability to continue as a going concern since the Company can operate to mid-2018 on existing capital resources without the additional milestones under the Bayer agreement. Our financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern will require us to seek additional funding through public or private financings, debt financing, collaboration agreements or government grants. The reaction of investors to the inclusion of a going concern statement in this Quarterly Report on Form 10-Q, our current lack of cash resources and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise additional funding, enter into strategic alliances and/or make our scheduled debt payments on a timely basis or at all. No assurance can be given that additional funding will be available when required or on terms acceptable to us. The inability to obtain funding, as and when needed, would have a negative impact on our financial condition and ability to pursue our business strategies. If we become unable to continue as a going concern, we may have to liquidate our assets and investors may lose their investments. Additionally, the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

We are a biopharmaceutical company with a limited operating history and have not generated any revenue from product sales. We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future and may not continue as a going concern.

We are a biopharmaceutical company with a limited operating history on which to base an investment decision. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in November 2013. Our operations to date have been limited primarily to organizing and staffing our company, business planning, raising capital, acquiring and developing product and technology rights and conducting research and development activities for our product candidates. We have never generated any revenue from product sales. We have not obtained regulatory approvals for any of our product candidates. We have funded our operations to date through proceeds from sales of preferred stock, from our IPO and from payments received in connection with our collaboration agreement with Bayer and, to a lesser extent, through borrowings under a loan and security agreement, as amended, that we entered into with Silicon Valley Bank, or SVB, in August 2014, as amended. We have incurred net losses in each year since our inception. As of September 30, 2017, we had an accumulated deficit of $142.9 million. Our net loss was $42.7 million and $36.0 million for the nine months ended September 30, 2017 and 2016, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future and may not continue as a going concern. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with beginning clinical trials of our product candidates. In addition, if we obtain marketing approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. As a public company, we will continue to incur costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

We expect that our existing cash, cash equivalents and marketable securities totaling $33.7 million and payments expected to be received in connection with our collaboration agreement with Bayer, including reimbursements and $15 million in milestones, will enable us to fund our operating expenses and capital expenditure requirements into Q4 2018. Without the milestones, the company would be able to fund operations to mid-2018. This raises substantial doubt of our ability to operate as a going concern for a period of one year from the issuance of these financial statements. See Note 1 to the condensed consolidated financial statements for management's plans. Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

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

As of October 30, 2017, the existing holdings of our executive officers, directors, principal stockholders and their affiliates, including entities affiliated with FMR LLC, or FMR, investment funds affiliated with OrbiMed Advisors LLC, or OrbiMed, and New Leaf Venture Partners, LLC will represent beneficial ownership, in the aggregate, of approximately 57% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership might adversely affect the market price of our common stock by:

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability and our licensed patents may be challenged in courts or patent offices in the United States and abroad. For example, we may be subject to a third-party submission of prior art to the U.S. Patent and Trademark Office, or USPTO, challenging the validity of one or more claims of our licensed patents. Such submissions may also be made prior to a patent’s issuance, precluding the granting of a patent based on one of our pending licensed patent applications. We may become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging the patent rights of others from whom we have obtained licenses to such rights. For example, a third party has recently filed an opposition to the European patent that we sublicense from REGENX relating to the AAV8 vector.  This matter is in its early stages and we are unable to estimate the timing or outcome of the opposition proceeding.  Moreover, competitors may claim that they invented the inventions claimed in such issued patents or patent applications prior to the inventors of our licensed patents, or may have filed patent applications before the University of Pennsylvania did. A competitor may also claim that we are infringing its patents and that we therefore cannot practice our technology as claimed under our licensed patents, if issued. Competitors may also contest our licensed patents, if issued, by showing that the invention was not patent-eligible, was not novel, was obvious or that the patent claims failed any other requirement for patentability.

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

*Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the research and development, clinical, commercial and business development expertise of Dr. Annalisa Jenkins, our President and Chief Executive Officer, Dr. Samuel C. Wadsworth, our Chief Scientific Officer, Mary T. Thistle, our Chief Operating Officer, and Eric Crombez, our Chief Medical Officer, as well as the other principal members of our management, scientific, clinical and commercial team. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time, resulting in the transition of the technical knowledge and management and industry expertise of any of our key personnel could result in delays in product development and diversion of management resources, which could adversely affect our operating results. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

Our stock price has been and is likely to be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From October 22, 2015 through October 30, 2017, our stock price has traded at prices as low as $1.05 per share and as high as $15.55 per share.  As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price they paid for their shares. The market price for our common stock may be influenced by many factors, including:

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

As of September 30, 2017, we have used approximately $30.9 million of the net offering proceeds, primarily to fund our Phase 1/2 open-label clinical trial of DTX301 in OTC deficiency, IND enabling activities for DTX401 in GSDIa and our recently discontinued Phase 1/2 clinical trial of DTX101 for hemophilia B. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. The remaining portion of the net proceeds is included as cash and cash equivalents and marketable securities. We expect to continue to use the remaining net proceeds for our Phase 1/2 open-label clinical trial of DTX301 in OTC deficiency, preclinical and clinical development for DTX401 in GSDIa, our ongoing DTX101 for hemophilia B extension study which will monitor all six patients dosed in our recently discontinued Phase 1/2 clinical trial, and the preclinical and clinical development of our other product candidates.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.Exhibits.

Exhibit Index

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated as of August 24, 2017, by and among REGENXBIO Inc., Muddy Charles Acquisition Corporation and Dimension Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K, filed with the SEC on August 25, 2017).

2.2

Agreement and Plan of Merger, dated as of October 2, 2017, by and among Dimension Therapeutics, Inc., Ultragenyx Pharmaceuticals Inc. and Mystic River Merger Sub Inc. (incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K, filed with the SEC on October 3, 2017).

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

Company Name

Date: November 6, 2017	By:	/s/ Annalisa Jenkins
Annalisa Jenkins
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2017	By:	/s/ Mary Thistle
Mary Thistle
Chief Operating Officer
(Principal Financial Officer)